Form 10QSB
period 2007-09-30
REVIVE-IT CORP.
filed 2007-10-30
CIK 1403548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-145183


                                 REVIVE-IT CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                                39-2052941
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              Suite 150, 10161 Park Run Drive Las Vegas, NV, 89145
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 702-835-6868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of October 18, 2007: 5,130,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended September 30, 2007.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Balance Sheets....................................................        3

Statements of Operations..........................................        4

Statement of Stockholder's Equity.................................        5

Statements of Cash Flows..........................................        6

Notes to the Financial Statements.................................        7

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     September 30,     June 30,
                                                         2007            2007
                                                       --------        --------
                                                      (unaudited)
ASSETS

Current assets
  Cash and bank accounts                               $ 25,405        $ 45,810
  Prepaid expenses                                          360              --
                                                       --------        --------

      Total current assets                               25,765          45,810

Website, net of accumulated amortization (Note 7)         4,909           5,384
                                                       --------        --------

Total assets                                           $ 30,674        $ 51,194
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities             $  1,000        $    112
                                                       --------        --------

      Total liabilities                                   1,000             112
                                                       --------        --------
Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares Par value $0.001
  Issued and outstanding:
    5,130,000 common shares                               5,130           5,130
  Additional paid-in capital                             59,370          59,370
  Deficit accumulated during the development stage      (34,826)        (13,418)
                                                       --------        --------

      Total stockholders' equity                         29,674          51,082
                                                       --------        --------

Total liabilities and stockholders' equity             $ 30,674        $ 51,194
                                                       ========        ========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   Date of
                                                               Incorporation on
                                            Three Months       February 26, 2007
                                               Ended                  to
                                            September 30,        September 30,
                                                2007                 2007
                                             ----------           ----------

REVENUE                                      $       --           $       --
                                             ----------           ----------
OPERATING EXPENSES
  Amortization                                      475                  791
  General & Administrative                       13,433               19,340
  Organization                                       --                  695
  Video development costs                         7,500               14,000
                                             ----------           ----------
Loss before income taxes                        (21,408)             (34,826)

Provision for income taxes                           --                   --
                                             ----------           ----------

Net loss                                     $  (21,408)          $  (34,826)
                                             ==========           ==========
Basic and diluted loss per
Common share (1)
                                             ==========           ==========
Weighted average number of common shares
outstanding (Note 4)                          5,130,000
                                             ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                             Common Stock         Additional      During the         Total
                                       ---------------------        Paid in      Development     Stockholders'
                                       Shares         Amount        Capital         Stage           Equity
                                       ------         ------        -------         -----           ------
Inception, February 26, 2007                --      $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 February 26, 2007                   4,000,000          4,000          4,000                          8,000
Private placement closed
 June 27, 2007                       1,130,000          1,130         55,370                         56,500

Net loss for the period                     --             --             --        (13,418)        (13,418)
                                     ---------      ---------      ---------      ---------       ---------

Balance June 30, 2007                5,130,000          5,130         59,370        (13,418)      $  51,082

Net loss for the period                     --             --             --        (21,408)        (21,408)
                                     ---------      ---------      ---------      ---------       ---------

Balance September 30, 2007           5,130,000      $   5,130      $  59,370      $ (34,826)      $  29,674
                                     =========      =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                Date of
                                                                            Incorporation on
                                                           Three Months     February 26, 2007
                                                              Ended                to
                                                           September 30,      September 30,
                                                               2007               2007
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $(21,408)          $(34,826)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Amortization expense                                         475                791
  Changes in operating assets and liabilities:
     Prepaid expenses                                            (360)              (360)
     Accounts payable and accrued liabilities                     888              1,000
                                                             --------           --------

Net cash used in operating activities                         (20,405)           (33,395)
                                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             64,500
                                                             --------           --------

Net cash provided by financing activities                          --             64,500
                                                             --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website                                                          --             (5,700)
                                                             --------           --------

Net cash used in investing activities                              --             (5,700)
                                                             --------           --------

Increase (decrease) in cash during the period                 (20,405)            25,405

Cash, beginning of the period                                  45,810                 --
                                                             --------           --------

Cash, end of the period                                      $ 25,405           $ 25,405
                                                             ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                                    $     --
  Cash paid for interest                                                        $     --


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 26, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, new product development and marketing plans. Management is planning to complete development and then market and sell a facial toning video through the Internet. See Note 5.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted an June 30 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 2. (CONTINUED)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in May 2007, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2007 of $34,826. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended June 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed an SB-2 Registration Statement and is seeking a market maker to obtain a trading symbol for its common shares.
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently completing development of its proposed video product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On February 26, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 5.

On June 27, 2007, the Company closed a private placement for 1,130,000 common shares at a price of $0.05 per share, or an aggregate of $56,500. The Company accepted subscriptions from 38 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 26, 2007 (inception), the Company issued 4,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (unaudited)


NOTE 7. WEBSITE

                                         Accumulated
                        Cost            amortization          Net book value
                        ----            ------------          --------------

Website costs         $ 5,700               $ 791                 $ 4,909
                      =======               =====                 =======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carry forward of approximately $12,720, which will expire 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Revive-it Corp. was incorporated on February 26, 2007, in the State of Nevada. Our principal executive offices are located Suite 150, 10161 Park Run Drive Las Vegas, NV, 89145. Our telephone number is (702) 835-6868. We are a development stage company with no revenue and limited operations to date.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that will focus its operations on providing our target market with a more proactive approach to wrinkling and aging of the skin, and one that does not involve surgery, the use of synthetic chemicals, or products derived from natural toxins like Botox. Our vision is to offer healthy and natural alternatives to consumers at an affordable price, so they can look beyond the traditional world of cosmetic surgery to achieve their desired physical appearance.

We are in the process of developing and producing a self directed DVD video application called "RevivaTone", which will teach facial yoga techniques to tone the face and help preserve the face against wrinkling and aging. When complete, our product will be an educational video designed & created to provide results within several weeks. The program is planned to be a regimen that people can easily follow to achieve the desired results through a regular exercise routine, and at the same time provide a pleasurable experience in an engaging, enjoyable and simple manner.

We currently have no revenues and have not completed development of our product. When we complete the development and production of our DVD product, we plan to focus our marketing efforts in the United States. We also plan to develop revenues from the sale of this product exclusively by sale over the Internet. Our website is near completion and we plan on having a commercial product available for sale and order fulfillment by February 2008. The DVD will be priced for mass market consumption so that everyone with an interest in preserving a youthful look can purchase the exercise program.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Revive-it has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on August 7, 2007.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. Our plan of operations over the next 12 months is to establish Revive-it as a company that will develop and sell a facial toning yoga video. The video will be sold in the form of a DVD directly to end use consumers through our website. We are planning to target both men and women of the ages 18-49 primarily in the USA, who are seeking a healthy alternative to surgical procedures to tighten and tone the facial skin to gain younger looking facial features. Our goal over the next 3-5 years is to secure 2 percent of market share in the North American population who comprise our target market users. In order to achieve this future market share, we have established the following goals over the next 12 months:

     * Achieve an average of 7,000 hits per day on Revive-it Corp's website within the next 6-9 months
     *    Achieve revenue by February 2008
     * Make a widely affordable product of strong value for young and middle age adults
     * Increase awareness and encourage our target market segments to try our facial yoga techniques

Our business objectives are:

     * Provide greater knowledge about healthier, alternative facial toning procedures that can delay and even potentially eliminate the need for more costly alternatives including surgery.
     * Provide our target market with a method of learning and practicing facial yoga toning techniques from the comfort and privacy of their own home or studio.
     * Develop a large customer base and continually driving new consumers to purchase DVDs on our website.
     * Generate revenue and achieve ongoing profitability through long-term value for our customers.

During the first stages of Revive-it growth, our officers and directors will provide most of the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate between 25 - 30 hours per week, to ensure all operations are executed.

ACTIVITIES DURING THE QUARTER ENDED OCTOBER 31, 2007 UNDER OUR PLAN OF OPERATION

During the our first three months of our plan, which includes 2 months of this current fiscal quarter, we originally planned to:

     *    Develop DVD content, script and layout to commence
     *    Secure site location for filming
     *    Hire 2 assistants for RevivaTone Video
     *    Develop E-business transactions on website PayPal

We have selected a professional media production company, and developed the pre-production video storyboard for the RevivaTone video. This storyboard was created and developed with the production company in order to determine the video frame(s) requirements for our content. Our storyboard focuses on all areas of production including the introduction and conclusion of video, product positioning, and the way in which the facial toning techniques are illustrated.

We chose a site location in a local day spa and filmed the video. We selected and trained 2 models for the filming. We are in the final stages of filming and then will complete the editing process. It is too early to tell whether we will be on budget for the filming and production of the video.

We have not yet commenced with the development of the `e-business' section for our website for credit card and e-cheque transactions.

RESULTS OF OPERATIONS

Our company posted losses of $21,408 for the first quarter ended September 30, 2007. Comparisons are not meaningful as our company was incorporated on February 26, 2007. From inception to September 30, 2007 we have incurred losses of $34,826. The principal component of our losses for the three months ended September 30, 2007 included general and administrative costs of $13,433 video development of $7,500 and amortization of our website of $475. These first quarter administrative expenses include $10,980 for our registration statement, which was on budget.

LIQUIDITY AND CASH RESOURCES

At September 30, 2007, we had working capital of $24,765 compared to $45,698 at June 30, 2007. We opened the second quarter with $45,810 in cash. As of the date hereof, we have approximately $23,500. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $24,000.

Because we have not generated any revenue from our business, and we are at least 5 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished by February 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 16, 2007 the SEC declared our registration statement on Form SB-2 effective, which registered 1,130,000 common shares for resale held by 39 non-affiliated investors. On October 17, 2007 our common shares were posted for trading on the OTCBB under the symbol "RVIT".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

  Number                                Description
  ------                                -----------
    3.1        Articles of Incorporation*
    3.2        By-laws*
   31.1        Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
   31.2        Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
   32.1        Certification  Pursuant  to 18 U.S.C.  ss.1350,  Section 906
   32.2        Certification  Pursuant  to 18 U.S.C.  ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-145183

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October, 2007.

                               REVIVE-IT CORP.


Date: October 30, 2007         By: /s/ Trina Quan
                                  ----------------------------------------------
                               Name:  Trina Quan
                               Title: President/CEO, Principal Executive Officer


Date: October 30, 2007         By: /s/ Ahmad Galal
                                  ----------------------------------------------
                               Name:  Ahmad Galal
                               Title: Chief Financial Officer, Principal
                                      Financial Officer