Form 10QSB
period 2007-12-31
REVIVE-IT CORP.
filed 2008-01-08
CIK 1403548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2007

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

Number of shares outstanding of the registrant's class of common stock as of January 7, 2008: 5,130,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended December 31, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statement of Stockholder's Equity .............................      5

     Statements of Cash Flows ......................................      6

     Notes to the Financial Statements .............................      7

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           December 31,        June 30,
                                                              2007               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  7,272           $ 45,810
  Prepaid expenses                                               280                 --
                                                            --------           --------

      Total current assets                                     7,552             45,810

Website, net of accumulated amortization (Note 7)              4,434              5,384
                                                            --------           --------

Total assets                                                $ 11,986           $ 51,194
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,000           $    112
                                                            --------           --------

Total liabilities                                              1,000                112
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,130,000 common shares                                    5,130              5,130
  Additional paid-in capital                                  59,370             59,370
  Deficit accumulated during the development stage           (53,514)           (13,418)
                                                            --------           --------

Total stockholders' equity                                    10,986             51,082
                                                            --------           --------

      Total liabilities and stockholders' equity            $ 11,986           $ 51,194
                                                            ========           ========


                 The accompanying notes are an integral part of
                          these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                        Date of
                                                                                   Incorporation on
                                            Three Months         Six Months        February 26, 2007
                                               Ended                Ended                 to
                                            December 31,         December 31,         December 31,
                                                2007                 2007                 2007
                                             ----------           ----------           ----------
REVENUE                                      $       --           $       --           $       --
                                             ----------           ----------           ----------

OPERATING EXPENSES
  Amortization                                      475                  950                1,266
  General & Administrative                        3,213               16,646               22,553
  Organization                                       --                   --                  695
  Video development costs                        15,000               22,500               29,000
                                             ----------           ----------           ----------
Loss before income taxes                        (18,688)             (40,096)             (53,514)

Provision for income taxes                           --                   --                   --
                                             ----------           ----------           ----------

Net loss                                     $  (18,688)          $  (40,096)          $  (53,514)
                                             ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                             ==========           ==========           ==========
Weighted average number of
 common shares outstanding (Note 4)           5,130,000            5,130,000
                                             ==========           ==========

----------
(1) less than $0.01

                 The accompanying notes are an integral part of
                          these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                             Common Stock         Additional      During the         Total
                                       ---------------------        Paid in      Development     Stockholders'
                                       Shares         Amount        Capital         Stage           Equity
                                       ------         ------        -------         -----           ------
Inception, February 26, 2007                --      $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 February 26, 2007                   4,000,000          4,000          4,000                          8,000
Private placement closed
 June 27, 2007                       1,130,000          1,130         55,370                         56,500

Net loss for the period                     --             --             --        (13,418)        (13,418)
                                     ---------      ---------      ---------      ---------       ---------

Balance June 30, 2007                5,130,000          5,130         59,370        (13,418)      $  51,082

Net loss for the period                     --             --             --        (40,096)        (40,096)
                                     ---------      ---------      ---------      ---------       ---------

Balance December 31, 2007            5,130,000      $   5,130      $  59,370      $ (53,514)      $  10,986
                                     =========      =========      =========      =========       =========

                 The accompanying notes are an integral part of
                          these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                                                Date of
                                                                            Incorporation on
                                                            Six Months      February 26, 2007
                                                              Ended                to
                                                            December 31,       December 31,
                                                               2007               2007
                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $(40,096)          $(53,514)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities
     Amortization expense                                         950              1,266
  Changes in operating assets and liabilities:
     Prepaid expenses                                            (280)              (280)
     Accounts payable and accrued liabilities                     888              1,000
                                                             --------           --------

Net cash used in operating activities                         (38,538)           (51,528)
                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --             64,500
                                                             --------           --------

Net cash provided by financing activities                          --             64,500
                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website                                                          --             (5,700)
                                                             --------           --------

Net cash used in investing activities                              --             (5,700)
                                                             --------           --------

Increase (decrease) in cash during the period                 (38,538)             7,272

Cash, beginning of the period                                  45,810                 --
                                                             --------           --------

Cash, end of the period                                      $  7,272           $  7,272
                                                             ========           ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --
  Cash paid for interest                                     $     --           $     --


                 The accompanying notes are an integral part of
                          these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2007 of $53,514. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended June 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed an SB-2 Registration Statement and obtained a trading symbol for its common shares on the OTCBB.
     * Management intends to raise additional funds through public or private placement offerings.
     * Management is currently completing development of its proposed video product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (unaudited)


NOTE 7. WEBSITE

                                   Accumulated        Net book
                        Cost       amortization        value
                        ----       ------------        -----
     Website costs     $5,700        $1,266           $4,434
                       ======        ======           ======

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

We currently have no revenues and we have just completed the process of developing and producing a self directed DVD video application called "RevivaTone", which will teach facial yoga techniques to tone the face and help preserve the face against wrinkling and aging. When complete, our product will be an educational video designed & created to provide results within several weeks. The program is planned to be a regimen that people can easily follow to achieve the desired results through a regular exercise routine, and at the same time provide a pleasurable experience in an engaging, enjoyable and simple manner.

During the second quarter, we completed the filming, editing of our video. We also developed a number of masters for use for mass production. All filming took place in a local day spa that we selected during the first quarter with the use of 2 models for filming. Our total costs for the process were $29,000, which was $15,000 over budget. As a result, we are now short of cash for our initial marketing activities and further website development needed for online sales transactions. We have put all of these activities on hold until we can secure additional financing. As of the date hereof, we have not been successful. Our officers and directors are analyzing all alternatives available to our company including joint ventures or other forms of financing to ensure our survival and to preserve our shareholder's previous investment in our common shares.

RESULTS OF OPERATIONS

Our company posted losses of $18,688 for the second quarter and $40,096 for the six months ended December 31, 2007. Comparisons are not meaningful as our company was incorporated on February 26, 2007. From inception to December 31, 2007 we have incurred losses of $53,514. The principal component of our losses for the second quarter included general and administrative costs of $3,213 video development of $15,000 and amortization of our website of $475. The principal components of our losses for the six months ended December 31, 2007 included general and administrative costs of $16,646, video development of $22,500 and amortization of our website of $950. These six month g&a expense totals include $10,980 for our registration statement, which was on budget. To date, we spent $29,000 on the development of our video, which is $15,000 over our original budget.

LIQUIDITY AND CASH RESOURCES

At December 31, 2007, we had working capital of $6,552 compared to $45,698 at June 30, 2007. We opened the second quarter with approximately $23,500 in cash. As of the date hereof, we have approximately $6,270. We originally projected a budgeted shortfall under our 12 month plan of operations of approximately $24,000. The shortfall is now in excess of $39,000 due to the additional costs to complete our video production. Because we only have $6,270 of remaining cash available for our operations, we are ceasing all further planned activities under our plan, except for corporate maintenance and regulatory reporting.

Because we have little remaining cash and not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We believe our current cash balances will be extinguished prior to June 30, 2008 even with ceasing planned activities and provided we do not have any further unanticipated expenses. We need to raise at least $39,000 within the next 1-3 months to continue with our business. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the commercialization of our product and our business will then likely fail.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the six months ended December 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-145183

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of January 2008.

                               REVIVE-IT CORP.


Date: January 8, 2008          By: /s/ Trina Quan
                                  ----------------------------------------------
                               Name:  Trina Quan
                               Title: President/CEO, Principal Executive Officer


Date: January 8, 2008          By: /s/ Ahmad Galal
                                  ----------------------------------------------
                               Name:  Ahmad Galal
                               Title: Chief Financial Officer, Principal
                                      Financial Officer