Form 10QSB
period 2008-03-31
REVIVE-IT CORP.
filed 2008-04-16
CIK 1403548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the quarter ended March 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

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

Number of shares outstanding of the registrant's class of common stock as of April 15, 2008, 5,130,000 shares

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended March 31, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets...................................................    3

     Statements of Operations.........................................    4

     Statement of Stockholder's Equity................................    5

     Statements of Cash Flows.........................................    6

     Notes to the Financial Statements................................    7

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                            March 31,          June 30,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  4,338           $ 45,810
                                                            --------           --------

      Total current assets                                     4,338             45,810

Website, net of accumulated amortization (Note 7)              3,959              5,384
                                                            --------           --------

      Total assets                                          $  8,297           $ 51,194
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,000           $    112
                                                            --------           --------

      Total liabilities                                        1,000                112
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,130,000 Common shares                                    5,130              5,130
  Additional paid-in capital                                  59,370             59,370
  Deficit accumulated during the development stage           (57,203)           (13,418)
                                                            --------           --------

      Total stockholders' equity                               7,297             51,082
                                                            --------           --------

      Total liabilities and stockholders' equity            $  8,297           $ 51,194
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                           Date of                                   Date of
                                                      Incorporation on                          Incorporation on
                                   Three Months       February 26, 2007       Nine Months       February 26, 2007
                                  Ended March 31,       to March 31,        Ended March 31,       to March 31,
                                       2008                 2007                 2008                 2008
                                    ----------           ----------           ----------           ----------
REVENUE                             $       --           $       --           $       --           $       --
                                    ----------           ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                             475                   --                1,425                1,741
  General & Administrative               3,215                  406               19,860               25,767
  Organization                              --                  695                   --                  695
  Video development costs                   --                   --               22,500               29,000
                                    ----------           ----------           ----------           ----------
Loss before income taxes                (3,690)              (1,101)             (43,785)             (57,203)

Provision for income taxes                  --                   --                   --                   --
                                    ----------           ----------           ----------           ----------

Net loss                            $   (3,690)          $   (1,101)          $  (43,785)          $  (57,203)
                                    ==========           ==========           ==========           ==========
Basic and diluted loss per
Common share (1)
                                    ==========           ==========           ==========           ==========

Weighted average number of
 common shares outstanding
 (Note 4)                            5,130,000            4,000,000            5,130,000
                                    ==========           ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                           Common Stock           Additional      During the         Total
                                       ---------------------        Paid in      Development     Stockholders'
                                       Shares         Amount        Capital         Stage           Equity
                                       ------         ------        -------         -----           ------
Inception, February 26, 2007                --      $      --      $      --      $      --       $      --

Initial capitalization, sale of
 common stock to Directors on
 February 26, 2007                   4,000,000          4,000          4,000                          8,000
Private placement closed
 June 27, 2007                       1,130,000          1,130         55,370                         56,500

Net loss for the period                     --             --             --        (13,418)        (13,418)
                                     ---------      ---------      ---------      ---------       ---------
Balance June 30, 2007                5,130,000          5,130         59,370        (13,418)      $  51,082

Net loss for the period                     --             --             --        (43,785)        (43,785)
                                     ---------      ---------      ---------      ---------       ---------

Balance March 31, 2008               5,130,000      $   5,130      $  59,370      $ (57,203)      $   7,297
                                     =========      =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                             Date of              Date of
                                                        Nine Months     Incorporation on     Incorporation on
                                                          Ended         February 26, 2007    February 26, 2007
                                                         March 31,        to March 31,         to March 31,
                                                           2008               2007                 2008
                                                         --------           --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                $(43,785)          $ (1,101)            $(57,203)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
     Amortization expense                                   1,425                 --                1,741
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                 888                695                1,000
                                                         --------           --------             --------

Net cash used in operating activities                     (41,472)              (406)             (54,462)
                                                         --------           --------             --------
INVESTING ACTIVITIES
  Website                                                      --                 --               (5,700)
                                                         --------           --------             --------

Net cash used in investing activities                          --                 --               (5,700)
                                                         --------           --------             --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                       --              8,000               64,500
                                                         --------           --------             --------

Net cash provided by financing activities                      --              8,000               64,500
                                                         --------           --------             --------

Increase (decrease) in cash during the period             (41,472)             7,594                4,338

Cash, beginning of the period                              45,810                 --                   --
                                                         --------           --------             --------

Cash, end of the period                                  $  4,338           $  7,594             $  4,338
                                                         ========           ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --           $     --             $     --
  Cash paid for interest                                 $     --           $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a June 30 year end.

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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2008 of $57,203. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended June 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * The Company has completed an SB-2 Registration Statement and obtained a trading symbol for its common shares on the OTCBB.

     * Management is currently attempting to raise additional funds through public or private placement offerings.

     * If successful, management will then complete development of its proposed video product to generate sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


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

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (unaudited)


NOTE 7. WEBSITE

                                         Accumulated
                             Cost        amortization        Net book value
                             ----        ------------        --------------

     Website costs          $5,700          $1,741               $3,959
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

On March 25, 2008 Ms. Trina Quan resigned as our President, CEO and Director. Mr. Ahmad Galal, our Secretary Treasurer and Director agreed to assume these duties. He is now our sole Officer and Director. Our officer and director is analyzing all alternatives available to our company including joint ventures or other forms of financing to ensure our survival and to preserve our shareholder's previous investment in our common shares.

RESULTS OF OPERATIONS

Our company posted losses of $3,690 for the second quarter and $43,785 for the nine months ended March 31, 2008. Comparisons are not meaningful as our company was incorporated on February 26, 2007. From inception to March 31, 2008 we have incurred losses of $57,203. The principal component of our losses for the third quarter included general and administrative costs of $3,215 and amortization of our website of $475. The principal components of our losses for the nine months ended March 31, 2008 included general and administrative costs of $19,860, video development of $22,500 and amortization of our website of $1,425. The nine month g&a expense totals include $10,980 for the preparation and filing of our registration statement, which was on budget. To date, we spent $29,000 on the development of our video, which is $15,000 over our original budget.

LIQUIDITY AND CASH RESOURCES

At March 31, 2008, we had working capital of $3,338 compared to $45,698 at June 30, 2007. We opened the third quarter with approximately $6,270 in cash. As of the date hereof, we have approximately $3,300. We originally projected a budgeted shortfall under our 12 month plan of operations of approximately $24,000. The shortfall is now in excess of $40,000 due to the additional costs to complete our video production. Because we only have $3,300 of remaining cash available for our operations, we are ceasing all further planned activities under our plan, except for corporate maintenance and regulatory reporting.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the nine months ended March 31, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective March 25, 2008 Mr. Ahmad Galal acquired 2,000,000 shares from Ms. Trina Quan in a private transaction to hold 4,000,000 shares or 77.98% of our issued and outstanding common shares.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-145183

(b) Reports on Form 8-K.

Report filed March 26, 2008 reporting the resignation of Ms. Trina Quan from her positions of President, CEO and Director on March 25, 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2008.

                                      REVIVE-IT CORP.


Date: April 15, 2008                  By: /s/ Ahmad Galal
                                         ---------------------------------------
                                      Name:  Ahmad Galal
                                      Title: President, CEO, Secretary Treasurer
                                             (Principal Executive, Financial and
                                             Accounting Officer)