Form 10-K
REVIVE-IT CORP.
filed 2008-07-10
CIK 1403548

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-145183


                                 REVIVE-IT CORP.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                39-2052941
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 150, 10161 Park Run Drive Las Vegas, NV                      89145
   Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (702) 835-6868

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                               None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 9, 2008: $56,500.00

Number of common voting shares outstanding as of July 9, 2008: 5,130,000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
Item 1.  Description of Business and Risk Factors                             3
Item 2.  Properties                                                          11
Item 3.  Legal Proceedings                                                   11
Item 4.  Submission of Matters to a Vote of Security Holders                 11

PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters                                                            11
Item 7.  Plan of Operation
Item 8.  Financial Statements and Supplementary Data                         13
Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           15
Item 9A. Controls and Procedures                                             15
Item 9B. Other Information                                                   15


PART III
Item 10. Directors, Executive Officers, Promoters and Control Persons        16
Item 11. Executive Compensation                                              16
Item 12. Security Ownership of Certain Beneficial Owners and Management      17
Item 13. Certain Relationships, Related Transactions and Director
          Independence                                                       20
Item 14. Principal Accountant Fees and Services                              20
Item 15. Exhibits and 8-K Filings                                            20

Signatures                                                                   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Revive-it Corp. was incorporated on February 26, 2007, in the State of Nevada. Our principal executive offices are located Suite 150, 10161 Park Run Drive Las Vegas, NV, 89145. Our telephone number is (702) 835-6868. We are a development stage company with no revenue and limited operations to date. Our common stock is quoted on the OTC Bulletin Board under the symbol "RVIT".

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Revive-it has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Subsequent to our incorporation, we focused our operations on providing our target market with a more proactive approach to wrinkling and aging of the skin, without the need for surgery, synthetic chemicals, or products derived from natural toxins like Botox. During the second quarter of this fiscal year, we completed the development of our product and developed a number of masters for use for mass production. Our total costs for the process were $29,000, which was $15,000 over budget. As a result, we were short of cash for our initial marketing activities and further website development needed for online sales transactions.

On March 25, 2008 Ms. Trina Quan resigned as our President, CEO and Director. Mr. Ahmad Galal, our Secretary Treasurer and Director agreed to assume these duties and became our sole Officer and Director. Concurrent with his appointment, he has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Galal is undertaking the search for and analysis of new business opportunities, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Galal may utilize the services of outside consultants or advisors.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

FACILITIES

We rent executive office facilities located at Suite 150, 10161 Park Run Drive in Las Vegas, NV. This is a shared office facility, which offers office space and secretarial and administrative services for $140 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Galal also works from his residence in Egypt at no charge to our company. We have also contracted to maintain and host web server space for our website with a third party hosting business at an annual cost of $600.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR EXISTING BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on February 26, 2007, and have very limited operations. We have not realized any revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to June 30, 2008 is $(61,009). We expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the marketing and distribution of our product. We may fail to generate revenues in the future. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital will also be required in the event that:

     - we incur delays and additional expenses related to the development of a commercial market for our product;
     -    we are unable to create a substantial market for our products; or
     -    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY REVENUES AND FINANCING FOR OUR OPERATIONS WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

At June 30, 2008 we had only $7 in working capital. How long Revive-it will be able to satisfy its cash requirements depends on how quickly our company can identify suitable financing, or generate revenue and how much revenue can be generated. If we are unable to obtain financing and generate sufficient revenue from our business, we may be forced to delay, scale back, or eliminate our sales activities. If we are unable to obtain financing to cover shortfalls resulting from reduced revenues or a lack of revenues, we may not be able to continue to operate our business and our business would fail.

Our ability to successfully produce and sell our product to generate operating revenues also depends on our ability to obtain the necessary financing. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our operating and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

OUR EXISTING BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET


Our survival is currently dependent upon the success of our efforts to gain market acceptance of one product that ultimately represents a small sector in our targeted industry. Should our product be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only one employee who is also our officer and director. We depend entirely on Mr. Galal for all of our operations. The loss of this person will have a substantial negative effect on our company and may cause our business to fail. He has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Galal services could prevent us developing sales of our product. In the event of the loss of services of Mr. Galaler, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officer and director. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

WE HAVE LIMITED BUSINESS, SALES AND MARKETING EXPERIENCE IN OUR INDUSTRY.

We have yet to make any sales to customers. Our officer and director has no prior marketing or selling experience, and limited business or employment experience in our target market. While we have developed our Internet based sales system, it has not yet been tested commercially. In order to do so, we must develop and implement a marketing campaign to drive Internet traffic to our site. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. Our future success will depend, among other factors, upon whether our product can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use it. There can be no assurance that our product will gain wide acceptance in its targeted markets or that we will be able to effectively market our product.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

Our intended target market contains many complementary and overlapping segments, many of which compete against each other for consumer expenditures for the same desired results. We believe competition is based primarily on marketing, price, quality and assortment of products, professional alliances, customer service and the availability of new products. Most if not all of our competitors have substantially greater resources, research and development staff, sales and marketing staff, and facilities than ourselves. In addition, other recently developed technologies are, or may in the future, be the basis of competitive products. There can be no assurance that the our competitors will not develop technologies and products that are more effective than those being developed by ourselves or that would render our product obsolete or noncompetitive.

There can be no assurance that we will be able to effectively compete with our competitors or that their present and future offerings would render our product obsolete or noncompetitive. This intense competition may have a material adverse effect on our results of operations and financial condition and prevent us from achieving profitable sales levels of our product.

INABILITY OF OUR OFFICER AND DIRECTOR TO DEVOTE SUFFICIENT TIME TO THE OPERATION OF THE BUSINESS MAY LIMIT OUR SUCCESS.

Presently, our officer and director allocates only a portion of his time to the operation of our business. Since he is employed full time elsewhere, he is only able to commit up to 30 hours a week doing work for Revive-it. As a result, demands for the time and attention from our director and officer from our company and other entities may conflict from time to time. Because we rely primarily on our director and officer to maintain our business, his limited devotion of time and attention to our business may hurt the operation of our business.

Should the business develop faster than anticipated, he may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated July 7, 2008, that because we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our services gain significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our services that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF REVIVE-IT DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS.

Mr. Galal, our sole officer and director directly owns 4,000,000 shares, or 77.97%, of the total of 5,130,000 issued and outstanding shares of Revive-it's common stock, and is in a position to control Revive-it. Such control may be risky to the investor because the entire company's operations are dependent on a very few people who could lack ability, or interest in pursuing Revive-it's operations. In such event, our business may fail and you may lose your entire investment. Moreover, new investors will not be able to effect a change in the company's business or management.

RISKS ASSOCIATED WITH MERGING WITH OR ACQUIRING A NEW BUSINESS OPPORTUNITY

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The success of a potential merger or combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into preliminary negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE   CHANGE  IN  CONTROL  AND  MANAGEMENT  MAY  REDUCE  OR  ELIMINATE  THE
PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

REQUIREMENT   OF  AUDITED   FINANCIAL   STATEMENTS  MAY  DISQUALIFY  A  BUSINESS
OPPORTUNITY.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

RISKS ASSOCIATED WITH OUR COMMON STOCK

DIFFICULTY FOR REVIVE-IT STOCKHOLDERS TO RESELL THEIR STOCK DUE TO A LIMITED PUBLIC TRADING MARKET

There is a very limited public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

In order to comply with these requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of these costs is an expense to our operations and they have a negative effect on our ability to meet our overhead requirements and earn a profit.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 50,000,000 shares of common stock. At present, there are 5,130,000 common shares issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Revive-it in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT

Our officer and director owns 4,000,000 shares of the total of 5,130,000 issued and outstanding shares of our common stock. This represents 77.97% of our total outstanding common shares. These shares are currently restricted from trading and under Rule 144, and are only available for resale to the public if:

     * We are no longer a shell company as defined under section 12b-2 of the Exchange Act. A "shell company" is defined as a company with no or nominal operations, and with no or nominal assets or assets consisting solely of cash and cash equivalents.
     * We have filed all Exchange Act reports required for the past 12 months; and
     * If applicable, at least one year has elapsed from the time that we file current Form 10 information on Form 8-K changing our status from a shell company to an entity that is not a shell company.

At present we are considered to be a shell company under the Exchange Act. If we meet the requirements at any date subsequent to the date hereof in the future, our officers and directors would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 51,300 shares; or the average weekly trading volume of Revive-it common stock during the four calendar weeks, preceding the filing of a notice on Form 144 with respect to the sale for sales exceeding 5,000 shares or an aggregate sale price in excess of $50,000. If fewer shares at lesser value are sold, no Form 144 is required.

The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

ALL OF OUR ASSETS AND OUR OFFICERS AND DIRECTORS ARE LOCATED IN EGYPT. THIS MAY CAUSE ANY ATTEMPTS TO ENFORCE LIABILITIES UNDER THE U.S. SECURITIES AND BANKRUPTCY LAWS TO BE VERY DIFFICULT.

Currently, all of our assets and our officer and director is located in Egypt. Our planned for operations will also be conducted this country as well as any additional assets that we acquire hereafter. Therefore, any investor that attempts to enforce against the company or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in Egypt, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any property, real or otherwise. We rent executive office facilities located at Suite 150, 10161 Park Run Drive in Las Vegas, NV. This is a shared office facility, which offers office space and secretarial and administrative services for $140 monthly. We may cancel upon 30 days written notice. This location will serve as our primary executive offices for the foreseeable future. Mr. Galal also works from his residence in Egypt at no charge to our company.

We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future, unless we merge with or acquire a new business operation.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "RVIT."

Of the 5,130,000 shares of common stock outstanding as of July 9, 2008, 4,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At July 9, 2008 there were 39 holders of record.

Routh Stock Transfer, Suite 1000, West Plano Parkway, Plano, Texas, USA 75093 is the registrar and transfer agent for our common shares. Their phone number is
(972) 381-2782 and their fax number is (972) 381-2783.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On February 26, 2007 Ms. Trina Quan, our President and Director at the time, purchased 2,000,000 shares of our common stock for $0.002 per share or an aggregate of $4,000. On February 26, 2007 Mr. Ahmad Galal, our Secretary
Treasurer and Director, purchased 2,000,000 shares of our common stock for $0.002 per share or an aggregate of $4,000. No underwriters were used, and no commissions or other remuneration was paid except to Revive-it. The securities were sold in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Ms. Quan and Mr. Galal are not U.S. persons as that term is defined in Regulation S. No directed selling efforts were made in the United States by Revive-it, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933. The shares continue to be subject to Rule 144 of the Securities Act of 1933.

On June 27, 2007 we accepted subscription agreements that sold 1,130,000 common shares to the following 38 subscribers at an offering price of $0.05 per share for gross offering proceeds of $56,500. This was an offshore transaction pursuant to Regulation S of the Securities Act. The offering price for the offshore transactions was established on an arbitrary basis. All of the following persons are not U.S. persons, as the term is defined under Regulation S and the sales of our common stock to the following person are made in offshore transactions as the term is defined under Regulation S. No direct selling efforts were made in the United States by Revive-it, any distributor, any of ourr respective affiliates, or any person acting on behalf of any of the foregoing. We are subject to Category 3 of Rule 903 of Regulation S and accordingly we implemented the offering restrictions required by Category 3 of Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the SECURITIES ACT OF 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the SECURITIES ACT OF 1933, if an exemption from registration requirements of the SECURITIES ACT OF 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the SECURITIES ACT OF 1933. These 1,130,000 common shares were subsequently registered under our SB-2 Registration Statement made effective on August 16, 2007.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 50,000,000 shares of common stock with a par value of $0.001. We are not authorized to issue shares of preferred stock. At July 9, 2008 there were 5,130,000 common shares outstanding. There are no warrants, options or convertible securities outstanding. Upon liquidation, dissolution or winding up of the corporation, the holders of common stock are entitled to share ratably in all net assets available for distribution to stockholders after payment to creditors. The common stock is not convertible or redeemable and has no preemptive, subscription or conversion rights. There are no conversion, redemption, sinking fund or similar provisions regarding the common stock. Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. There are no cumulative voting rights.

Each stockholder is entitled to receive the dividends as may be declared by our board of directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our board of directors is not obligated to declare a dividend. Any future dividends will be subject to the discretion of our board of directors and will depend upon, among other things, future earnings, the operating and financial condition of our company, its capital requirements, general business conditions and other pertinent factors. It is not anticipated that dividends will be paid in the foreseeable future.

There are no provisions in our articles of incorporation or our bylaws that would delay, defer or prevent a change in control of our company.

ITEM 7. MANAGEMENT'S PLAN OF OPERATION.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have only $7 in working capital. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

We believe we require a minimum of $130,000 in additional financing to continue and commercially develop our existing business over the next 12 months, which would be expended as follows:

                General and administrative              $ 15,000
                Legal and accounting                      20,000
                Additional website development            10,000
                Video production                          15,000
                Advertising                               30,000
                Marketing programs                        40,000
                                                        --------
                                                        $130,000
                                                        ========

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS

Our company posted losses of $47,591 for the year ended June 30, 2008 compared to $13,418 from inception to June 30, 2007. From inception to June 30, 2008 we have incurred losses of $61,009. The principal components of our losses for fiscal 2008 included general and administrative costs of $23,191, video development of $22,500 and amortization of our website of $1,900. Our 2008 g&a expense totals include $10,980 for the preparation and filing of our registration statement, which was on budget. From inception we spent $29,000 on the development of our video, which was $15,000 over our original budget.

LIQUIDITY AND CASH RESOURCES

At June 30, 2008 we had working capital of $7 compared to $45,698 at June 30, 2007. At June 30, 2008 we had $2,507 in cash but required $2,500 for accounts payable.

Because no remaining cash and not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

PRODUCT RESEARCH AND DEVELOPMENT

Unless we acquire a new business, we do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2009.

PURCHASE OF SIGNIFICANT EQUIPMENT

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending June 30, 2009.

EMPLOYEES

Currently our only employees are our directors and officers and will likely remain so unless we acquire a new business.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business operations. We do not anticipate that we will derive any revenues from operations unless and until we acquire a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings, unless we aquire or merge with a business that is significantly dependent on foreign exchange transactions, floating interest rate debt or some other factor. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

     *    the report of independent accountants

     *    balance sheet as of June 30, 2008

     * statements of operations, cash flows and stockholders' equity from the incorporation date to June 30, 2008

     *    notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")) were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
  Name             Position Held with the Company     Age        or Appointed
  ----             ------------------------------     ---        ------------
Ahmad Galal        President, CEO, Secretary          32       February 26, 2007
                   Treasurer, CFO and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our director and executive officer during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. AHMAD GALAL, SECRETARY TREASURER, CFO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Galal has been serving as our Secretary, CFO and a member of our Board of Directors since February 26, 2007. He has served as our President and CEO since March 25, 2008, concurrent with the resignation of Ms. Trina Quan. The term of his office is for one year and is renewable on an annual basis.

He is the Managing Director Elzoghby.com, which he founded in 1998. Elzoghby is a private company with 7 employees and provides end-to-end e-Business Solutions including websites, internet portals, e-commerce applications and e-business analysis for small, medium and large size businesses and organizations in Egypt, the USA, UK, Europe and the Middle East. He is also the Managing Director of Traders (Egypt), which he founded in 2005. Traders is a privately incorporated Export company with 3 employees specializing in exporting recycled plastics and quarried marble materials from Egypt to the Far East, Europe and North America.

He received a Bachelors degree in Accounting from the University of Alexandria, in Alexandria Egypt in 1996.

Mr. Galal is currently devoting approximately 25-30 hours a week of his time to Revive-it, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our officers or directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers from our date of incorporation on February 26, 2007 to June 30, 2008.

SUMMARY COMPENSATION TABLE

                                                                                          Change in
                                                                                           Pension
                                                                                          Value and
                                                                         Non-Equity      Nonqualified
 Name and                                                                Incentive         Deferred
 Principal                                        Stock       Option        Plan         Compensation     All Other
 Position           Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------           ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Ahmad Galal (1)     2008       0         0           0           0             0               0               0             0
President & CEO,    2007       0         0           0           0             0               0               0             0
Secretary,
Treasurer

Trina Quan (1)      2008       0         0           0           0             0               0               0             0
President & CEO     2007       0         0           0           0             0               0               0             0

----------
(1) Trina Quan resigned as President & CEO on March 25, 2008 and was concurrently replaced by Mr. Ahmad Galal.

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

The following table sets forth information with respect to compensation paid by us to our directors from our date of incorporation on February 26, 2007 to June 30, 2008.

DIRECTOR COMPENSATION TABLE

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

Ahmad Galal         0            0          0             0                0                0              0

Trina Quan (1)      0            0          0             0                0                0              0

----------
(1)  Trina Quan resigned as a Director on March 25, 2008.

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of July 9, 2008 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of July 9, 2008, there were 5,130,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 9, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                        Amount and
                                                        Nature of      Percent
Title of                                                Beneficial       of
 Class        Name and Address of Beneficial Owner      Ownership      Class(2)
 -----        ------------------------------------      ---------      --------
Common         Ahmad Galal                              4,000,000       77.97%
               12 Mahmoud Esmael St.
               Mostafa Kamel, Alexandria, Egypt

Common         Directors and officers as a group (1)    4,000,000       77.97%

----------
(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On February 26, 2007 Ms. Trina Quan and Mr. Ahmad Galal each purchased 2,000,000 shares of our common stock for $0.002 per share, or $4,000.00 each, for an aggregate of $8,000.00.

On March 25, 2008 Mr. Galal acquired 2,000,000 common shares from Ms. Trina Quan, a former director and officer of the Issuer, for the total consideration of US$4,000, pursuant to the terms of a share purchase agreement. The consideration for the acquisition was paid from the personal funds of Mr. Galal.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2008 and 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $5,500 and $2,000 respectively.

AUDIT RELATED FEES

We incurred nil fees to auditors for audit related fees during the fiscal year ended June 30, 2008 and 2007.

TAX FEES

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended June 30, 2008 and 2007.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended June 30, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS AND 8-K FILINGS.

Exhibit Index

     3.1  Articles of Incorporation*
     3.2  By-laws*
     31.1 Section 302 Certification - Chief Executive and Financial Officer
     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer.

----------
* Incorporated by reference to our SB2 Registration Statement filed on August 7, 2007, SEC File Number 333-145183.

Filings on 8-K

March 26, 2008 - reporting the resignation of Ms. Trina Quan, appointment of Mr. Ahmad Galal and the purchase of Ms. Quan's common shares by Mr. Galal

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of July 2008.

                         REVIVE-IT CORP.


Date: July 9, 2008       By: /s/ Ahmad Galal
                             ---------------------------------------------------
                         Name:  Ahmad Galal
                         Title: President, CEO, Secretary Treasurer and Director
                                (Principal Executive, Financial and Accounting Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Revive-It Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Revive-It Corp. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2008 and since inception on February 26, 2007 through June 30, 2007 and since inception on February 26, 2007 through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revive-It Corp. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2008 and since inception on February 26, 2007 through June 30, 2007 and since inception on February 26, 2007 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $61,009, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 7, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         June 30, 2008      June 30, 2007
                                                         -------------      -------------
ASSETS

Current assets
  Cash                                                      $  2,507           $ 45,810
                                                            --------           --------

      Total current assets                                     2,507             45,810

Website, net of accumulated amortization (Note 8)              3,484              5,384
                                                            --------           --------

Total assets                                                $  5,991           $ 51,194
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  2,500           $    112
                                                            --------           --------
      Total current liabilities                                2,500                112
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,130,000 common shares                                    5,130              5,130
  Additional paid-in capital                                  59,370             59,370
  Deficit accumulated during the development stage           (61,009)           (13,418)
                                                            --------           --------
      Total stockholders' equity                               3,491             51,082
                                                            --------           --------

Total liabilities and stockholders' equity                  $  5,991           $ 51,194
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                             Cumulative Amounts
                                                                         Date of                From Date of
                                                                     Incorporation on         Incorporation on
                                                Year Ended         February 26, 2007 to     February 26, 2007 to
                                               June 30, 2008          June 30, 2007            June 30, 2008
                                               -------------          -------------            -------------
REVENUE                                          $       --             $       --               $       --
                                                 ----------             ----------               ----------
OPERATING EXPENSES
  Amortization                                        1,900                    316                    2,216
  General & Administrative                           23,191                  5,907                   29,098
  Organization                                           --                    695                      695
  Video development costs                            22,500                  6,500                   29,000
                                                 ----------             ----------               ----------
Loss before income taxes                            (47,591)               (13,418)                 (61,009)

Provision for income taxes                               --                     --                       --
                                                 ----------             ----------               ----------

Net loss                                         $  (47,591)            $  (13,418)              $  (61,009)
                                                 ==========             ==========               ==========

Basic and diluted loss per Common share (1)              --                     --
                                                 ==========             ==========
Weighted average number of common shares
 outstanding (Note 4)                             5,130,000              4,027,120
                                                 ==========             ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Deficit
                                                                                Accumulated
                                           Common Stock           Additional     During the         Total
                                      ---------------------        Paid in      Development     Stockholders'
                                      Shares         Amount        Capital         Stage           Equity
                                      ------         ------        -------         -----           ------
Inception, February 26, 2007               --      $      --      $      --      $      --       $      --

Initial capitalization, sale of
common stock to Directors on
February 26, 2007                   4,000,000          4,000          4,000                          8,000

Private placement closed
June 27, 2007                       1,130,000          1,130         55,370                         56,500

Net loss for the period                    --             --             --        (13,418)        (13,418)
                                    ---------      ---------      ---------      ---------       ---------
Balance June 30, 2007               5,130,000          5,130         59,370        (13,418)         51,082

Net loss for the year                      --             --             --        (47,591)        (47,591)
                                    ---------      ---------      ---------      ---------       ---------

Balance June 30, 2008               5,130,000      $   5,130      $  59,370      $ (61,009)      $   3,491
                                    =========      =========      =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative Amounts
                                                                                Date of                From Date of
                                                                            Incorporation on         Incorporation on
                                                       Year Ended         February 26, 2007 to     February 26, 2007 to
                                                      June 30, 2008          June 30, 2007            June 30, 2008
                                                      -------------          -------------            -------------
OPERATING ACTIVITIES
  Net loss for the period                               $(47,591)               $(13,418)               $(61,009)
  Adjustments To Reconcile Net Loss To
   Net Cash Used In Operating Activities
     Amortization expense                                  1,900                     316                   2,216
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities              2,388                     112                   2,500
                                                        --------                --------                --------

Net cash used in operating activities                    (43,303)                (12,990)                (56,293)
                                                        --------                --------                --------
INVESTING ACTIVITIES
  Website                                                     --                  (5,700)                 (5,700)
                                                        --------                --------                --------

Net cash used in investing activities                         --                  (5,700)                 (5,700)
                                                        --------                --------                --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                      --                  64,500                  64,500
                                                        --------                --------                --------

Net cash provided by financing activities                     --                  64,500                  64,500
                                                        --------                --------                --------

(Decrease) increase in cash during the period            (43,303)                 45,810                   2,507

Cash, beginning of the period                             45,810                      --                      --
                                                        --------                --------                --------

Cash, end of the period                                 $  2,507                $ 45,810                $  2,507
                                                        ========                ========                ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --                $     --                $     --
  Cash paid for interest                                $     --                $     --                $     --


   The accompanying notes are an integral part of these financial statements.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on February 26, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, new product development and marketing plans. Management is currently evaluating additional financing and new business alternatives for the Company. See Note 5.

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

The Company has not issued any options or warrants or similar securities since incorporation.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008


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

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008


NOTE 2. (continued)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in May 2007, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 8.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2008.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from the date of incorporation to June 30, 2008 of $(61,009). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended June 30, 2009.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * Management intends to raise additional funds through public or private placement offerings.

     * Management is also evaluating business alternatives through merger or acquisition. There can be no assurances, however, that management will be successful or that expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008


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

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

                                 REVIVE-IT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008


NOTE 7. NET OPERATING LOSSES

The Company has a Net Operating Loss carry forward for federal income tax purposes. Net Operating Losses may be carried forward for twenty (20) years and applied against operating income. The components of the Net Operating Loss are as follows.

                                         Loss       Year of
     Year ended June 30,                Amount      Expiry
     -------------------                ------      ------
     2007                              $13,418       2027

     2008                               51,075       2028
                                       -------

     Total Net Operating Loss          $64,493
                                       =======

NOTE 8. WEBSITE

                                 Accumulated                           Net book
                       Cost      amortization     Net book value      value 2007
                       ----      ------------     --------------      ----------
Website costs         $5,700        $2,216            $3,484            $5,384

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.