Form 10-Q
period 2008-09-30
KL Energy Corp
filed 2008-11-20
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from ______ to _______

Commission file number 333-145183

KL ENERGY CORPORATION
(Name of registrant as specified in its charter)

Nevada	39-2052941
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Revive-It Corp.
(Former name, former address and former fiscal year, if changed since last report)

306 East Saint Joseph Street, Suite 200
Rapid City, South Dakota 57701
(Address of principal executive offices)

(605) 718-0372
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company [ ] Yes      [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

We had 15,612,348 shares of common stock, 0.001 par value, outstanding on November 10, 2008.

Part I

Financial Information

Item 1. Financial Statements
KL Energy Corporation
Consolidated Balance Sheet
(unaudited)

	September 30,	December 31,
	2008	2007

Assets

Current Assets
Cash and cash equivalents	$56,701	$191,726
Trade receivable, net of allowance for doubtful accounts – September 30, 2008 - $345,045 (unaudited) and December 31, 2007 - $ 234,510	450,566	1,512,800
Escrow Receivable	2,567,443
Costs and estimated earnings in excess of billings on uncompleted contracts	---	168,890
Inventories	68,222	192,911
Note receivable, current portion	13,914	---
Prepaid expenses and other assets	63,860	172,310
Total Current Assets	3,220,707	2,238,637

Non-current Assets
Note receivable, less current portion	312,086	---
Property, Plant and equipment, net	5,582,359	6,874,191
Total non-current assets	5,894,445	6,874,191
Total Assets	$9,115,152	$9,112,828

See Notes to financial statements

KL Energy Corporation
Consolidated Balance Sheet (continued) (unaudited)

Liabilities and Stockholder's Equity (deficit)

	September 30,	December 31,
	2008	2007
Current Liabilities
Lines of credit and short-term borrowings	$500,000	$380,000
Current maturities of long-term debt	582,793	722,873
Subordinated debt – related party	600,000	600,000
Accounts payable	2,585,626	3,845,893
Accounts payable – related parties	51,280
Billings in excess of costs and estimated earning on uncompleted contracts	2,042,999	2,850,223
Accrued payroll	314,851	236,871
Other liabilities	146,207	26,248
Total Current Liabilities	6,823,756	8,662,108

Long–term debt, less current maturities	2,061,751	2,064,949
Commitments and Contingencies
Minority interest in subsidiaries	191,471	292,990

Stockholder's Equity (deficit)
Common stock, (15,612,348 shares of commons stock outstanding, 150,000,000 shares authorized) $0.001 par value	15,613	---
Stockholder's contribution	---	9,000
Additional paid-in-capital	22,563	---
Accumulated deficit	---	(1,916,219)
Total Stockholders’ Equity (Deficit)	38,175	(1,907,219)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,115,152	$9,112,828

See Notes to financial statements

KL Energy Corporation
Consolidated Statement of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Engineering and Management Contract	$452,568	$1,457,748	$4,005,207	$4,548,291
Fuel Sales	294,240	925,287	2,024,716	1,986,765
Total Revenue	746,808	2,383,035	6,029,923	6,535,056

Operating Expenses
Cost of Engineering and Management Contract	263,578	521,878	2,071,467	2,333,583
Cost of Fuel Sales	484,613	798,164	2,037,059	2,106,717
General and Administrative	816,680	968,152	3,315,908	2,749,473
Research and Development	585,047	303,839	2,009,681	557,163
Total Operating Expenses	2,149,918	2,592,033	9,434,115	7,746,936

Loss from Operations	(1,403,110)	(208,998)	(3,404,192)	(1,211,880)

Non-Operating Income (Expense)
Other Income (Expense)	38,116	(48,373)	47,948	44,111
Interest Income	25,731	5,324	25,740	5,324
Interest Expense	(1,622,645)	(90,878)	(1,836,269)	(210,698)
Total Non-Operating Expense, Net	$(1,558,797)	$(133,927)	$(1,762,581)	$(161,263)

Loss Before Minority Interest In Net Loss	(2,961,907)	(342,925)	(5,166,773)	(1,373,143)
of Subsidiaries

Minority Interest in Net Loss of Subsidiaries	$(3,543)	$252,925	$101,519	$334,481

Net Loss	$(2,965,450)	$(90,000)	$(5,065,254)	$(1,038,662)

Net loss per share
Basic and diluted	$(0.19)	$(0.01)	$(0.32)	$(0.15)

Shares used in computing net
Loss per share	$15,612,348	$9,900,765	$15,612,348	$9,900,765

See Notes to financial statements

KL Energy Corporation Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities
Net loss	$(5,065,288)	$(1,038,662)
Adjustments to reconcile net loss by (used in) operating activities:
Depreciation	1,334,969	287,513
Allowance for doubtful accounts	110,536	(22,711)
Minority interest in net loss of subsidiaries	(101,519)	(334,481)
Gain on sale of airplane	(3,365)	---
Amortization of debt issuance cost	305,000	---
Amortization of debt discount	1,150,000	---
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	951,698	(755,210)
Costs and estimated earnings in excess of billings on uncompleted contracts	168,890	(66,272)
Inventories	124,689	(182,029)
Prepaid expenses and other assets	130,450	3,450
Increase (decrease) in:
Accounts payable	(1,104,298)	2,492,296
Billings in excess of costs and estimated earnings on uncompleted contracts	(807,224)	879,128
Accrued payroll and other liabilities	197,939	175,273
Net Cash Provided by (Used In) Operating Activities	(2,607,523)	1,438,295

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(520,571)	(4,240,579)
Proceeds from the sale of assets	48,905	---
Net Cash Provided by (Used in) Investing Activities	(471,666)	(4,240,579)

Cash Flows From Financing Activities
Net proceeds from lines of credit and short-term borrowings	120,000	250,000
Proceeds from subordinated debt – related parties, net	148,148	597,410
Payment on subordinated debt – related parties, net	(148,148)	---
Proceeds from long-term debt	---	2,673,902
Principal payments on long-term debt	(143,279)	(800,000)
Cash distributions paid	---	(20,000)
Proceeds from convertible debt	3,100,000	---
Debt issuance costs	(155,000)	---
Net proceeds from issuance of common stock	22,443	---
Net Cash Provided by (Used in) Financing Activities	2,944,164	2,701,312

Net Increase (Decrease) in Cash and Cash Equivalents	$(135,025)	$(100,972)
Cash and cash equivalents:
Beginning of Period	191,726	231,192
End of Period	$56,701	$130,220

Supplemental Disclosures of Cash Flow Information
Interest paid	$356,056	$130,716
Contribution of inventory by minority interest holders	---	---
Prepaid insurance financed with note payable	---	---
Assets Financed with a Note Payable	---	---
Sale of Assets for Note Receivable	326,000	---
Return of Asset for Reduction in Accounts Payable	104,689	---
Debt converted to equity	6,100,000	---
Debt proceeds in escrow net of debt issuance costs	2,567,443	---
Accrued interest converted to equity	102,500	---
Reclassification of derivative liability to stockholder's equity	3,050,000	---
Unamortized debt discount to stockholder's equity	1,900,000	---
Debt issuance costs for convertible debt	305,000	---

See Notes to financial statements

KL Energy Corporation
Notes to Financial Statements

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

KL Energy Corporation (“KLE”), a Nevada corporation, was incorporated on February 26, 2007.  On September 30, 2008, KL Energy Corporation entered into an Agreement and Plan of Merger (the “Merger”) with KL Process Design Group, LLC (“KLPDG”), a South Dakota LLC, which provided for the merger of KLPDG with and into the Company, and accordingly, the Company and KLPDG filed the Articles of Merger with the State of Nevada effecting the merger.  All of the outstanding membership interests of KLPDG were converted into an aggregate of 9,900,765 newly issued shares of common stock of the Company, which were issued to the former members of KLPDG.

As a result of the merger, KLPDG merged with and into the Company, with the Company as the surviving corporation.  As a result of the merger, the Company succeeded to, acquired all of, the assets and liabilities of KLPDG, including all of the contractual rights and interests of KLPDG.  For accounting purposes, the merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in this report is the business and financial information of KLPDG.  In accordance with Staff Accounting Bulletin 1 Topic 4 KLPDG’s accumulated deficit as of September 30, 2008, has been included in additional paid in capital.

The summary of the KLE’s significant accounting policies are incorporated by reference to the Company’s Form 8K, at September 30, 2008, and are supplemented throughout the notes to this quarterly report on Form 10Q.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position, and cash flows.  The interim consolidated financials statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, included in Form 8K filed with the SEC.  The results of the interim period (s) are not necessarily indicative of the results for the full year.

Basis of Presentation

The accompanying interim consolidated financial statements include the accounts of KLE and its wholly owned subsidiary.  We have eliminated all significant intercompany balances and transactions in consolidation.

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Note 2 - Financing

In July 2008, the Company received financing from Niton Capital (formerly PPM Holdings LTD) a sister company of Fair Energy S.A. totaling $3,100,000 at 10% per annum interest. In connection with the Merger, the notes were converted into an aggregate of 1,162,500 shares of our common stock at $4 per share.  At the time of the Merger these notes had accrued interest of approximately $77,500 which was converted into approximately 20,667 shares of common stock.  The Company paid $155,000 to a placement agency for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense to the conversion date.  Upon the conversion of the notes the Company incurred an additional $155,000 of placement fees which were recorded as a reduction of equity.

KL Energy Corporation
Notes to Financial Statements

On September 5, 2008, the Company received a financing commitment in the form of redeemable convertible promissory notes from The Green Fund, a division of Pluris Sustainable of $3,000,000 at 10% per annum interest. In connection with the merger, the notes were converted into an aggregate of 1,125,000 shares of our common stock.  At the time of the Merger these notes had accrued interest of approximately $25,000 which was converted into approximately 6,667 shares of common stock.  The Company paid $150,000 to a placement agent for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense to the conversion date.  Upon conversion of the notes the Company incurred an additional $150,000 of placement fees which were recorded as a reduction to equity.

The total fees paid for the transactions to the placement agency (Pelly Management) was $610,000.

Note 3 – Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for all financial instruments. The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent resources, while unobservable inputs reflect the Company’s market assumptions. The standard established the following fair value hierarchy:

Level 1 — Quoted prices for identical assets or liabilities in active markets.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

The following describes the valuation methodologies we use to measure financial instruments at fair value.

Derivative Instruments

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 7) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value using Level 2 inputs. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

As of September 30, 2008, the fair value of a conversion option included as a component of current liabilities that do not achieve all of the requisite conditions for equity classification in accordance with SFAS No. 133 and EITF 00-19. These free-standing derivative financial instruments arose in connection with the Company’s financing transactions described in Note 2 which consisted of the $6.1 million convertible notes.  The fair value of the conversion liability was determined to be $3,050,000 and recorded as additional debt discount.  Effective September 30, 2008 the convertible notes were converted into shares of the Company’s common stock upon closing of the Merger.   The debt discount was amortized over the life of the notes resulting in additional interest expense of $1,150,000.  The remaining unamortized debt discount at the time of the merger was recorded to equity with the conversion.

Note 4 – Net Loss Per Common Share

SFAS No. 128, “Earnings Per Share” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

KL Energy Corporation
Notes to Financial Statements

For the nine months ended September 30, 2008 and 2007, stock warrants for 3,125 and 0 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts consist of the following for the nine months ending September 30, 2008 and 2007 (unaudited) and year ended December 31:

	September 30,	September 30,
	2008 (unaudited)	2007 (unaudited)
Costs Incurred on Uncompleted Contracts	$5,105,164	$3,083,185
Estimated Earnings	2,019,508	1,080,043
	7,124,672	4,163,229
Less Billings to Date	(9,167,671)	(5,459,865)
	$(2,042,999)	$(1,296,637)

	September 30,
	2008 (unaudited)	December 31, 2007
Included in the Balance Sheet Under the
Following Captions:
Costs and Estimated Earnings in Excess
Billings on Uncompleted Contracts	$ ---	$168,890
Billings in Excess of Costs and Estimated
Earnings on Uncompleted Contracts	(2,042,999)	(2,850,223)
	$(2,042,999)	$(2,681,333)

An officer of the Company was a member of the board of directors for and held an ownership interest in Customer A during this period.  The Company was providing construction management and engineering services for the construction of an addition to Customer A’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to Customer A’s inability to meet contractual obligations, KLPDG issued a stop work order on the construction project in March 2008 and has not committed to completing the construction project.  If the contract is terminated prior to completion, the Company may be liable to return excess billings.

The percentage of contract revenue generated from contracts with one customer (Customer B) was 64% (unaudited) and 2% (unaudited) for the nine months ended September 30, 2008 and 2007, respectively, and 11.0% for the year ended December 31, 2007.  The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to the customer of $5,980,000. Billings on this contract exceed costs and estimated earnings by approximately $402,000 (unaudited) at September 30, 2008 and $970,000 at December 31, 2007.  The contract was 52.9% (unaudited) and 10.1% complete at September 30, 2008 and December 31, 2007, respectively, based on costs incurred to date compared to total estimated costs.  Subsequent to year end, Customer B has proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.  As of the date of this report, the change order has not been signed; however, it is likely that the scope of services will be reduced in the near term.  If the change order were to take effect, revenue would be increased by approximately $170,000 (unaudited) and billings in excess of revenue would be reduced by approximately $170,000 (unaudited) at September 30, 2008 and December 31, 2007.

KL Energy Corporation
Notes to Financial Statements

Note 6 - Continuing Operations

During the period from its inception to December 31, 2007, the Company has incurred significant annual net losses and at September 30, 2008 and December 31, 2007, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $3,600,000 (unaudited) and $6,400,000, respectively, and its total liabilities exceeds its total assets by approximately $1,600,000 at December 31, 2007.  At September 30, 2008, total assets exceeded total liabilities by approximately $230,000.  The grain based ethanol industry, the industry in which the Company has historically operated, has also begun to face new challenges including the rising cost of raw materials (corn), increased construction costs, and a reduction in public and governmental support.  Engineering and construction management represents a substantial amount of the Company’s business and the grain based ethanol industry challenges may be an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by KLPDG contracts to fund the construction of a demonstration cellulose based ethanol plant which management considers to be KLPDG’s future within the ethanol industry.  Certain contractual payments that have been paid to the engineering and construction management business may have to be returned to two customers.  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.  In addition, the pending negotiations on the land lease at the cellulose based ethanol plant (Note 9) may play a part in the future operations of the plant.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  Management is attempting to raise additional capital through various methods and is refocusing its business to cellulose based ethanol.  During July, 2008 the Company received $3,100,000 in debt financing and in September 2008, the Company received $3,000,000 in debt financing held in escrow at September 30, 2008.  The funds held in escrow were released to the Company in October 2008.   This debt was converted to Company common stock on September 30, 2008 (Note 2).The Company incurred $610,000 in placement fees to Pelly Management relating to these financings.

Note 7 – Private Placement

Contemporaneously with the closing of the merger transaction, the Company issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock and a warrant to purchase one share of common stock pursuant to the terms of the Securities Purchase Agreement dated September 30, 2008 among the Company and certain investors.  The purchase price per unit was $8.00 per unit for an aggregate purchase price of $ 25,000.

Note 8 – Income taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future.  For each of the three and nine months ended September 30, 2008 and 2007, the current and deferred provision for income taxes was $0.

Note 9 – Escrow Shares

On September 30, 2008, four management stockholders entered into a Performance Escrow Agreement (“Agreement”) in conjunction with the Reverse Merger and Securities Purchase Agreement.  The Agreement calls for 9,900,765 of certain stockholders common stock to be placed in escrow.  The stock is maintained in escrow until certain operational benchmarks are met and following aggregate funding of $23,000,000 (the “Funding”).  The operational benchmarks require certain performance measures within twelve (12) months following the Funding and twenty-four (24) months following the Funding.  In both of those measurement periods 10% of the total escrowed shares shall be cancelled and will no longer be outstanding if the performance measures are not met.

KL Energy Corporation
Notes to Financial Statements

Note 10 - Segment Information

The Company consisted of three segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as contract revenue, fuel sales, and biofuel.  The biofuel segment is expected to begin operations starting in 2009.  The Company manages its business and aggregates it operational and financial information in accordance with three reportable segments. The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass.  Its engineering and management contract segment provides contracted engineering and project development to third party customers.  Its fuel sales segment provides ethanol fuel blends to retail users.  Management assesses performance and allocates resources based on discrete financial information for the biofuel and business segments.  For the biofuel segment, performance is assessed based on total operating expenses and capital expenditures.  Operating expenses for each segment include direct costs of that segment.  Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the segments.  Different assumptions or allocation methods could result in materially different results by segment.

Financial information for the Company’s business segments was as follows (in thousands):

	For the Three Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Revenue
Engineering and Management Contract	$453	$1,458
Fuel Sales	294	925
Total Revenue	$747	$2,383

Operating Expenses
Cost of Engineering and Management Contract	$263	$522
Cost of Fuel Sales	485	798
General and Administrative	817	968
Research and Development	585	304
Total Operating Expenses	$2,150	$2,592

(Loss) from Operations:	$(1,403)	$(209)

Identifiable Fixed Assets:
Engineering and Management Contract	$659	$1,121
Fuel Sales	---	---
Research and Development	6,846	5,545
Total	7,505	6,666
Accumulated Depreciation	(1,923)	(390)
Total Identifiable Fixed Assets	$5,582	$6,276

Depreciation Expense:
Engineering and Management Contract	$16	$37
Fuel Sales	---	---
Research and Development	423	123
Total Depreciation Expense	$439	$160

KL Energy Corporation
Notes to Financial Statements

Note 11 – Subsequent Event

On October 9, 2008, KL Energy Corporation (the “Company” or “KLE”) entered into a term loan agreement (the “Agreement”) with O2Diesel Corporation (“O2D”) to provide up to $1.0 million in funding for working capital. In addition, the Company signed a Supply and Distribution Agreement (the “Supply Agreement”) with O2D to develop the commercial market in the United States and Canada for O2Diesel™’s cleaner burning ethanol diesel fuel blend.

The Agreement provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) at an annual interest rate of 10%, with the interest rate increasing to 12% in any period in which there is a default. Pursuant to the terms of the Agreement, the O2D may make additional draws upon the delivery of written requests to KLE specifying the amount and use of the funds. The Agreement matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan will be paid on the Maturity Date. On the Maturity Date, KLE has the option of converting the outstanding loan obligation into shares of common stock of the Company at a conversion rate equal to the price of the O2D’s stock on the Maturity Date. If O2D fails to pay the loan on the Maturity Date, O2D will pay KLE an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the Agreement. As security for the loan, O2D has provided a senior security interest to O2D’s intellectual property. The Agreement and Note also contain customary events of default. There are no financial covenants related to this loan.

The parties also entered into a Supply Agreement, in which KLE and O2D will jointly develop the market for O2Diesel™ in the United States and Canada during a three year period. As part of the Supply Agreement, KLE will be the exclusive distributor of O2Diesel™ within the territory.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information includes certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and considered by us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, our identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require us to exercise judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results.  We cannot assure that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this report.  The following discussion and analysis is qualified in its entirety by reference to such unaudited financial statements and related notes.

Merger

KL Energy Corporation (formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KLPDG, which provided for the merger of KLPDG with and into our Company. As a result of the merger, our Company acquired all of the assets and liabilities of KLPDG, including all of the contractual rights and interests of KLPDG.

For accounting purposes, the merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of KLPDG. KLPDG was a South Dakota limited liability company that was organized in April 2003, and commenced business operations in January 2006.

In connection with the merger, all of the outstanding membership interests of KLPDG were converted into an aggregate of 9,900,765 newly issued shares of our common stock.  These shares are held by Randy Kramer, our President, Chief Executive Officer and Chief Financial Officer, David Litzen, our Vice President of Engineering and Chief Technical Officer, Steve Corcoran, our Vice President of Corporate Operations, and Dennis Harstad, our Vice President of Plant Operations. In connection with the sale of securities to certain investors on September 30, 2008, our directors and officers listed above agreed to have all of these shares placed into escrow.  The Performance Escrow Agreement covering these shares provides that up to 20% of the escrowed shares are subject to cancellation if certain performance milestones by the Company are not achieved.  Following the receipt of financing in the amount of $23,000,000, 10% of the escrowed shares will be cancelled in the event a second CBE plant with a certain capacity is not operational within 1 year of such financing, and another 10% of the escrowed shares will be cancelled in the event a third CBE plant with a certain capacity is not operational within 2 years of such financing.

Prior to the merger, we implemented a forward stock split (on an 3-for-1 basis) of our authorized issued and outstanding shares of common stock. The stock split became effective on September 8, 2008. Upon implementation of the stock split, our authorized common stock increased from 50,000,000 shares to 150,000,000 shares and our issued and outstanding common stock increased from 5,130,000 shares to 15,390,000 shares.  We also cancelled 12,000,000 outstanding shares of common stock.  Following the merger, we had 15,612,348 issued and outstanding shares of common stock. Our common stock now trades on the Over-the-Counter Bulletin Board under the trading symbol “KLEG.”

Business

Our current focus is on designing, constructing and operating commercially viable cellulosic ethanol facilities and marketing the resulting ethanol. We intend to do this as an owner and operator, as well as for third-party purchasers of our services.

Initially, KLPDG created expansion programs for grain-based ethanol (“GBE”) facilities.  KLPDG also participated in the construction of a new GBE plant in eastern Iowa from August 2007 to April 2008. While we will continue to provide design and engineering services to build new, or optimize existing, GBE facilities and marketing services for ethanol produced at such facilities, our emphasis in the future will be on cellulose based ethanol ("CBE") facilities and sales.

We have designed, constructed and currently operate what we believe to be the first commercial, modern-era, 2nd generation CBE plant in Upton, Wyoming.  This plant, which we refer to as “CBE 1,” was designed to both facilitate research and operate commercially. This flexible design concept allows us to continue to research and refine our conversion technology while also demonstrating the commercial potential for this type of facility.

While the majority of ethanol is produced from grain-based feedstock, predominantly corn in the United States, it can also be produced from cellulose. Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Renewable fuel produced from cellulosic materials draws on non-food related feedstock sources and has been proven to reduce carbon dioxide emissions and improve motor efficiency.

In order to produce ‘cellulosic’ ethanol, the cellulose in the plant walls must first be broken down into sugars which can then be converted via a fermentation process into alcohols, similar to the grain-based process.  Historically, breaking down the cellulose has proven more difficult, and thus more costly, than converting grains to ethanol. However, with the potential of utilizing more abundant, lower cost waste and renewable energy resources as feedstock for energy, capital and technology are being focused on improving the efficiency of this conversion. Utilizing cellulose opens energy feedstock possibilities to include corn stalks, wood chips and waste, as well as fast growing trees and grasses, instead of resources used as sources of food.  The diversity of feedstock options will also more evenly distribute production opportunities throughout the country.

Several technologies are used to extract ethanol.  Generally speaking, efforts to convert cellulose into ethanol follow one of three main processes:

•
 thermochemical conversion of biomass into synthesis gas or “syngas” (a process often referred to as “gasification”), followed by catalytic conversion of the syngas into mixed alcohols that include ethanol and/or alkaline via modified chemistry;

•	thermochemical conversion of biomass into syngas, followed by biological conversion of the syngas into ethanol; or
•	enzymatic or chemical breakdown of biomass into component sugars, followed by biological fermentation of the sugars into ethanol.

We have selected enzymatic breakdown of biomass for producing ethanol from cellulose because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (less than 0.1%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has no process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

Our engineers continue to develop our technology both independently and in collaboration with the South Dakota School of Mines and Technology, in Rapid City, South Dakota. We established an objective of achieving a predicted conversion rate of 45 gallons per dry ton in the lab-scale research before constructing CBE 1. Once this objective was achieved, we led the effort to plan, develop and fund CBE 1.  Based on modeling from laboratory data, we believe our process is capable of producing 80 gallons/dry ton, with predicted yields as high as 80 gallons/dry ton.  We will continue to develop and refine our process, while also commercially producing and selling ethanol.

A key part of our business model is the development of scalable, tailorable cellulosic ethanol plants. We intend to develop a modular, portable design that can be efficiently constructed and tailored to the geographic area and particular feedstock. Our approach includes cost effective construction consisting of prefabricated process equipment and systems, as well as skid-mounted equipment, stand-alone process units, and multi-unit complete process systems.

We intend to locate such CBE plants in strategic areas that offer both sufficient biomass feedstock and close proximity to wholesale blending facilities and retail fuel outlets. GBE facilities are concentrated in the Midwest and Great Plains where the majority of U.S. cropland exists. Corn is transported many miles for processing at these facilities. Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the U.S.  The two largest potential biomass sources are forest and agriculturally derived non-food feedstocks. The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution allows for co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs relating to the sale of ethanol. This has the potential to create a truly local, and commercially viable energy source.

Opportunities

For the coming year, we plan to continue to develop our technology and to design and construct our second CBE facility. In addition, we intend to offer our process engineering, design engineering, operational management and ethanol marketing expertise to third parties.  We are in discussions with several third parties to provide these services.

Ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/replacement. Most ethanol currently produced in the United States is a fuel blend of 10% ethanol and 90% gasoline called E10, which is used as an oxygenate/fuel additive. Automakers in the United States have been accelerating their work with flex fuel vehicles (“FFV”) programs, according to the National Ethanol Vehicle Coalition (“NEVC”), resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. Future widespread adoption of FFVs could significantly increase ethanol demand and reduce the consumption of gasoline; however, widespread use of E85 in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. While, according to the NEVC, approximately 6.0 million United States vehicles are equipped to run on E85, there are only approximately 1,400 service stations of the approximately 170,000 nationwide which are capable of dispensing E85. However, according to the DOE (EIA) Annual Energy Outlook 2007, sales of FFVs capable of using E85 are expected to reach 2 million per year in 2030, or 10% of total sales of new light-duty vehicles, as federal fuel economy incentives are expected to continue to support the industry’s development. If more vehicles and service stations become E85 capable, this could increase ethanol consumption in the United States significantly.

In terms of reduction of greenhouse gases, cellulosic ethanol represents a significant advance over grain-based ethanol.  According to a report by Argonne National Laboratory, corn ethanol reduces greenhouse gas by 18% to 29% per vehicle mile traveled as compared to gasoline, while cellulosic ethanol reduces greenhouse gas emissions by approximately 85% per vehicle mile traveled. Other advantages may include additional revenues through the sale of carbon credits, federal and state tax incentives and other measures that result from governmental support of cellulosic ethanol.

We expect to continue to invest heavily in our ethanol commercialization efforts, and to expand our investment in biofuels technology development.  We believe this investment will not only benefit our efforts to advance the commercialization of cellulosic ethanol, but will also enable us to create additional third party contracts for CBE plants.

Key elements of our corporate strategy are:

•
Developing and supplying the technologies for commercial application to produce cellulosic ethanol from wood waste or other feedstocks.  The design and production strategy involves developing small regional facilities, located at or near the source of waste biomass, making ethanol cheaper and more abundant using nonfood sources.

•
Developing national and international strategic partnerships and strategic alliances that accelerate the commercialization of our cellulosic technology, while gaining a competitive advantage in the marketplace.  Given current economic conditions, we believe oil companies, forest products manufacturers and biomass energy producers, such as wood pellet manufacturers, are attractive targets for joint ventures. We can mutually benefit from such targeted partnerships that can result in, among other things, reduced feedstock costs and increased quality of both biofuel and lignin co-products.

•
 Improving existing ethanol production through KL CapacitySM.  KL CapacitySM is a service that provides existing grain-based ethanol plants with specialized engineering enhancements that improve the efficiency of ethanol production and potential for increased profitability. KL CapacitySM has been developed to respond to rapidly changing market conditions in grain-based ethanol plants in the US and sugar-based ethanol plants in Brazil.

•
Developing an ethanol marketing plan that takes advantage of strategic ethanol blending opportunities. We plan to strategically market biofuels we or other third parties produce. We intend to locate facilities near ethanol blending sites to enhance our marketing efforts.  We will also attempt to capitalize on marketing opportunities presented by our licensing agreement with O2 Diesel that gives us access to their proprietary blending agent for ethanol and diesel blends throughout the United States and Canada.  This arrangement is described in greater detail under “Significant Developments” below.

Federal Incentives

Energy Independence and Security Act of 2007

The Energy Independence and Security Act became law in December 2007.  This law, among other things, creates incentives to increase use of advanced biofuels and cellulosic ethanol.  The 2007 Act directs a minimum of 9 billion gallons of ethanol be used in 2008.  Other targets for ethanol use are 20.5 billion gallons by 2015, and 36 billion gallons by 2022.

The 2007 Act’s long-term plan for ethanol use fosters growth that will spur commercialization of cellulosic feedstocks to include forest waste, native grasses, crop residues, and many other biological sources apart from corn.  The 2007 Act uses the combination of corn and cellulosic-based ethanol to meet its goals of reducing dependence on fossil fuel-based gasoline.  The 2007 Act used three categories of ethanol feedstock: 1) renewable biofuel (exclusively derived from corn); 2) advanced biofuel (derived from other-than-corn, that includes cellulosic ethanol, and which achieves a 50% green house gas emission reduction); 3) cellulosic biofuels (derived from cellulose, hemicellulose or lignin and achieves a 60% reduction in green house gases).

The desired result is that ethanol will contribute to greater than 10 percent of the U.S. fuel supply.  Additionally, the 2007 Act increases the likelihood that higher ethanol blends will be more commonly marketed – blends such as E20, E30, and E85.

The 2007 Act provides incentives for retailers to transition existing fueling equipment, or to purchase and install new equipment to dispense alternative blends.  Furthermore the law authorized a program to install blender pumps during 2008 to 2014 and committed $200 million for the effort.

Food, Conservation, and Energy Act of 2008 (2008 Farm Bill)

The Food, Conservation, and Energy Act, also know as the 2008 Farm Bill, became law in May 2008.  Provisions in the five-year farm bill package for the development of biofuels include: $320 million in mandatory funding for loan guarantees for commercial scale biorefineries; $35 million in mandatory funding for grants to support repowering existing biorefineries with biomass energy systems; $300 million in mandatory funding for payments to support the production of advanced biofuels, including biodiesel and cellulosic biofuels; and $1 million/yr for competitive grants to educate the public about effective biodiesel use and the benefits of the biofuel.

KL Energy will pursue incentives offered by federal, state and local authorities, but its business plan is intended to stand on its own, without the need to rely on such grants, subsidies or tax rebates.

Significant Developments

Recent Financing

In July 2008, KLPDG issued notes to Niton Capital (formerly PPM Holdings LTD), an affiliate of Fair Energy S.A., totaling $3,100,000 in principal amount. The notes accrued interest at a rate of 10% per annum.  In connection with the merger, the notes were converted into an aggregate of  1,183,166 shares of our common stock at a conversion rate of 66.66% of the price paid by investors under the September 30, 2008 Stock Purchase Agreement.

In September 2008, KLPDG issued notes to The Green Fund, an affiliate  of Pluris Sustainable Investments S.A., totaling $3,000,000 in principal.  The notes accrued interest at a rate of 10% per annum.  In connection with the merger, the notes were converted into an aggregate of 1,131,167 shares of our common stock at a conversion rate of 66.66% of the price paid by investors under the September 30, 2008 Stock Purchase Agreement.

In addition, Niton and the Green Fund were granted the same registration rights with respect to their conversion shares as the investors under the September 30, 2008 Stock Purchase Agreement, which are described in greater detail in “Unregistered Sales of Equity Securities” below.

We engaged Pelly Management Inc. on March 18, 2008 to serve as our financial advisor.  In connection with placement of the two notes described above, our reverse merger and the shares purchased under Stock Purchase Agreements in connection with the reverse merger, Pelly Management received an aggregate of approximately $610,000 in fees. Pelly Management has also executed a Voting Agreement with us pursuant to which it may nominate two of our five directors and has approval rights with respect to the nomination of a third director.

Subsequent Developments

O2D Loan

On October 9, 2008, we entered into a term loan agreement (“O2D Loan”) with O2Diesel Corporation (“O2D”), a publically traded company (AMEX: OTD), pursuant to which we agreed to provide O2D with up to $1,000,000 for O2D’s working capital purposes.  O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive.  The O2D Loan provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) with an annual interest rate of 10%.  The interest rate will increase to 12% in any period in which there is a continuing default.  O2D may make additional draws upon the delivery of written requests to us specifying the amount and use of the funds, which requests we may accept or deny in our discretion. The O2D Loan matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan will be paid on the Maturity Date. On the Maturity Date, we have the option of converting the outstanding loan obligation into shares of common stock of O2D at a conversion rate equal to the price of the O2D’s stock on the Maturity Date. If O2D fails to pay the loan on the Maturity Date, O2D will pay us an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the O2D Loan. As security for the loan, O2D has provided us with a security interest in its intellectual property relating to the oxygenating of diesel fuel, including its proprietary fuel additive, O2Diesel™.  The O2D Loan and related note also contain customary events of default. There are no financial covenants related to this loan.

In connection with the O2D Loan, in October 2008 the parties also entered into a Supply and Distribution Agreement, pursuant to which we will jointly develop the market for O2Diesel™ in the United States and Canada during a three year period. As part of the Supply Agreement, we will be the exclusive distributor of O2Diesel™ within this designated territory.  Within this territory, O2D is prohibited from distributing its own or any third party diesel additive and we are prohibited from purchasing any product competitive with O2Diesel™.  We are required to purchase a minimum volume of O2Diesel™ as specified in this agreement.  In the event that we do not purchase the required amount in any given year, we must pay O2D 75% of the applicable price for the number of gallons below the annual target.  Any late payments will accrue a 2% interest charge.

We already have an exclusive Technology License and Services Agreement with O2D, dated March 11, 2008, pursuant to which O2D has an exclusive license to use our intellectual property, know-how and proprietary processes relating to the manufacture of ethanol from feedstocks other than simple sugar or starch.  The license is limited to certain parts of Europe, India, Russia and Brazil.  In return, O2D is required to identify opportunities for ethanol plant construction and must commence construction on a plant within five years of the date of the agreement.  In connection with such construction projects, the agreement sets forth the terms of our provision of services to O2D relating to the design and construction of ethanol facilities.   In consideration for this license, we have rights to certain royalty payments and design services fees and we will receive 1,000,000 shares of O2D common stock upon the earlier of 18 months following the effective date of the agreement or the commencement of KL’s services with respect to a construction project initiated by O2D.

Critical Accounting Policies and Estimates:

Our critical accounting policies and estimates are described in Note 1 to the Consolidated Unaudited Financial Statements included in this Report.

Liquidity and Capital Resources

We had $56,701 of cash and cash equivalents at September 30, 2008.  Our total current assets at September 30, 2008 were $3,220,707. We also had non-current assets of $5,894,445, including $312,000 in notes receivable.  Our total assets as of September 30, 2008 were $9,115,152.

We expect that our cash, projected cash flows from operating activities and borrowing availability under our line of credit will fund our cash requirements for the next nine months.  There is no assurance that our operations and available borrowing will provide enough cash for operating requirements.  For this reason, we will seek to raise additional capital through debt or equity financings.  We have no specific arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms.

Lines of Credit; Loans

We have a line of credit with Wells Fargo for borrowings up to $250,000 and we have borrowed the full amount available.  The interest rate with respect to borrowed amounts is the Prime Rate used by Wells Fargo plus .5%.  We must make interest only payments on a monthly basis with respect to borrowed amounts.  The line of credit must be repaid in full on April 5, 2008, unless we are able to renegotiate the line of credit arrangement.  David Litzen and Randy Kramer are individual guarantors with respect to this line of credit.

We also have issued a Promissoy Note in favor of Lansing Securities Corp. in the amount of $250,000, which bears 0% interest per annum. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities.

Our total current liabilities were $6,823,755 at September 30, 2008, which included a line of credit and short-term borrowings of $500,000, current maturities of long-term debt of $583,000, subordinated debt to related parties of $600,000, billings in excess of costs and estimated earnings on uncompleted contracts of $2,043,000, accounts payable of $2,637,000, accrued payroll of $315,000, and other accrued liabilities of $146,000.

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2008. Whether we have positive cash flow in 2009 depends on whether we are able to sign contracts for new CBE plants, GBE plants, O2D products or other operational revenue.

The grain-based sector of our industry has also begun to face new challenges including the rising cost of raw materials (corn), increased construction costs, and a reduction in public and governmental support.  Engineering and construction management represents a substantial amount of our business and the grain based ethanol industry challenges may be an impediment to new grain based ethanol construction.  Furthermore, we have used cash flows generated by our contracts to fund the construction of a demonstration cellulose based ethanol plant which management considers to be critical to our future in the ethanol industry. There is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or we may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay our loans from outside debtors and affiliated companies.  In addition, the pending negotiations on the land lease at the cellulose based ethanol plant may play a part in the future operations of the plant.

As described in Note 5 above, certain contractual payments that have been paid to the engineering and construction management business may have to be returned to two customers.

During the period from our inception to September 30, 2008, we have incurred significant net losses. At September 30, 2008 and December 31, 2007, we had negative working capital (i.e. current assets less current liabilities) of approximately $3,603,000 (unaudited) and $6,423,000, respectively. Total assets exceeded total liabilities by $230,000 at September 30, 2008 (unaudited), and our total liabilities exceeded our total assets by approximately $1,614,000 at December 31, 2007.

During the nine months ended September 30, 2008, our operating activities used a net of $2,608,000 of cash. This reflected a loss of $5,065,288, which included a source of cash of $1,335,000 of depreciation, a decrease in trade receivables of $952,000, an increase in accrued payroll and other liabilities of $198,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $169,000, and a decrease in inventories of $125,000, minority interest of $102,000, and other activities that netted to a source of $3,000, offset by a decrease in accounts payable of $1,104,000, a decrease in billings in excess of costs and estimated earnings of $ 807,000, and an increase in prepaid expenses and other assets of $130,000.

During the nine months ended September 30, 2007, our operating activities provide $1,438,000 of cash. This reflected a loss of $1,039,000, which included $288,000 of depreciation, an increase in accounts payable of $2,493,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $879,000,  an increase in accrued payroll and other liabilities of $175,000, and a decrease in prepaid expenses and other assets of $3,000, offset by an increase in trade receivables of $755,000, a negative minority interest of $334,000, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $182,029, and an increase in prepaid expenses and other assets of $3,000.

For the nine months ended September 30, 2007, net cash provided by our financing activities was $2,701,000.  During this period, the Company received $2,674,000 from proceeds from long-term debt, $597,000 in proceeds from subordinated debt of related parties, $250,000 in net proceeds from lines of credit and short-term borrowings, offset by $800,000 of principal payments on long-term debt, and $20,000 cash distribution to members.

Net Cash from Continuing Operations – Financing Activity

During July 2008 we received $3,100,000 in convertible debt financing and in September 2008, we received a commitment for $3,000,000 in convertible debt financing. On September 30, 2008, in connection with the reverse merger, the combined total of $6,100,000 was converted into our common stock.

The above factors, among others, indicate that we may be unable to meet our current obligations and may be unable to continue as a going concern.

Results of Operations

Revenue

Revenue decreased from approximately $6,535,000 to $6,030,000 from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, a decrease of $505,000, or 8%.  This decrease was due to a decrease in the recognition of contract revenue billed in prior periods and an overall decrease in contract revenue of $543,000, or 12%, offset by an increase in fuel sold of $38,000, or 2%.

Revenue decreased from approximately $2,383,000 to $747,000 from the three months ended September 30, 2007 compared to the three months ended September 30, 2008, a decrease of $1,636,000, or 69%.  This decrease was due to a decrease in the recognition of contract revenue billed in prior periods and an overall decrease in contract revenue of $1,005,000, or 69%, and a decrease in fuel sold of $631,000, or 68%.

Operating Expenses

Operating expenses increased from $7,747,000 to $9,434,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, an increase of $1,687,000, or 22%.  The increase is due primarily to an increase in research and development of $1,453,000, or 261%, and an increase in general and administrative expenses of $566,000, or 21%, offset by a decrease in engineering and management contract expenses of $262,000, or 11%.  The increase in research and development is primarily related to efforts to bring CBE 1 into operation in August, 2007.

Operating expenses decreased from $2,592,000 to $2,150,000 from the three months ended September 30, 2007 compared to the three months ended September 30, 2008, a decrease of $442,000, or 17%.  The decrease is due primarily to a decrease in engineering and management contract expenses of $258,000, or 50%, a decrease in fuel cost of $314,000, or 39%, and a decrease in general and administrative expenses of $151,000, or 16%, offset by an increase in research and development of $281,000, or 93%.  The increase in research and development is primarily related to efforts to bring CBE 1 into operation in August, 2007.

Investment Expense

Investment expense increased approximately $610,000 from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, an increase of 100%.  The primary element of this expense is related to payment of Pelly Management fees associated with raising $6,100,000, which fees totaled approximately $610,000 in the first nine months of 2008.

Legal and Accounting Expense

Legal and Accounting expense increased $371,592 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, an increase of 538%.  The reason for the increase was largely related to increased legal and accounting costs associated with our reverse merger transaction and being a newly public company.

Research and Development Expense

Research and Development expense increased $1,453,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008, an increase of 261%.  The reason for the increase is due to bringing the CBE 1 plant into production and process improvements.

Research and Development expense increased $281,000 from the three months ended September 30, 2007 compared to the three months ended September 30, 2008, an increase of 93%.  The primary reasons for increase are related to bringing the plant online in August 2007.

We expect our research and development expense to decrease in the future as we transition away from research and development towards commercial production operations at CBE 1.

Interest Expense

Interest expense increased $1,626,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, an increase of 772%.  The reason for the increase was due to an increase in borrowing, amortization of debt issuance costs and amortization of debt discounts.

Interest expense increased $1,532,000 from the three months ended September 30, 2008 compared to the three months ended September 30, 2007 a increase of 1685%.  The reason for the increase was due to an increase in borrowing, , amortization of debt issuance costs and amortization of debt discounts.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective.

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is flawed and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

•	a system for reviewing material developments at the company for reporting purposes;
•	outside counsel familiar with federal securities laws;
•	a separate Chief Financial Officer or controller;
•	public accounting experience within the internal accounting department, including with respect to complex accounting for certain transactions and derivative securities; and
•	preparation by internal accountants for review by independent auditors.

To remediate these weaknesses, the Company intends to:

•
form a disclosure committee that will meet no less than on a quarterly basis to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures;

•	hire a Chief Financial Officer or controller and outside securities counsel;
•	hire additional internal accounting personnel as necessary; and
•
as needed, engage a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Part II – Other Information

Item 1.  Legal Proceedings

The Company is named in a personal injury claim relating to an individual working for a subcontractor who was injured while working on the construction of a grain-based ethanol plant. The Company was hired for the plant construction. The individual claims that an employee of the Company gave him direction to open the boiler when it was not yet cooled and, as a result, he suffered second and third degree burns. The employer of this individual is seeking to subrogate its workers compensation claim. At this time, the Company is unable to predict the outcome of the case. The amount of liability, if any, is not determinable.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such litigation will not have a material adverse effect on the Company.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Current Report on Form 8-K filed on September 30, 2008.  You should consider such risk factors, in addition to the other information set forth below and elsewhere in this report.  The risks described in our September 30, 2008 Form 8-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our ability to meet our capital commitments and flexibility to react to changing economic and business conditions.  The credit crisis could have a negative impact on our lenders or our customers, causing them to fail to meet their obligations to us.  Additionally, demand for our services and products depends on activity and expenditure levels in the ethanol industry, which are negatively impacted by reduced availability of credit and private or public financing alternatives, lack of consumer confidence and falling oil and gas prices.

Item 2.  Unregistered Sales of Equity Securities

The description of the merger transaction and related issuance of shares of our common stock to the former members of KLPDG above is incorporated herein by reference. The shares of common stock were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Contemporaneously with the closing of the merger transaction, we issued an aggregate of 3,125 units in a private placement.  Each unit was comprised of two shares of our common stock and a warrant to purchase one share of common stock pursuant to the terms of the Securities Purchase Agreement, dated September 30, 2008, among the Company and certain investors. The purchase price per unit was $8.00 for an aggregate purchase price of $25,000. The Securities Purchase Agreement also granted to the investors registration rights, which rights obligate us to file a registration statement on Form S-1 within 60 days of the closing to register for resale the shares of common stock issued, as well as shares of common stock underlying the warrants. We also agreed to use our best efforts to cause the registration statement to be declared effective within 90 days of the filing of the registration statement. If we are late in filing the registration statement, we will incur penalties equal to 1.5% of the investment amount for the first 30 days and 1.0% of the investment amount for each 30 day period thereafter.  The same penalties apply if the registration statement is not declared effective within 90 days of the filing date. The securities issued in the private placement were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and pursuant to Regulation S there under.

As part of the transactions contemplated by the Securities Purchase Agreement, the Company also entered into a Performance Escrow Agreement with the Company and a Voting Agreement with Pelly Management, the financial adviser engaged with respect to the sale of shares. The agreement provides that the 9,900,765 shares of common stock issued to such investors in connection with the merger be deposited into escrow, with up to 20% of the escrowed shares subject to cancellation if certain performance milestones by the Company are not achieved.  The Voting Agreement requires that the principal shareholders (Mr. Kramer, Mr. Litzen, Mr. Harstad and Mr. Corcoran) agree to vote in favor of maintaining a five-member Board of Directors, 2 of which directors will be designated by Pelly Management, 2 of which will be nominated generally by the Board and 1 of which shall be nominated upon mutual agreement of Pelly Management and the Board.  The Voting Agreement will terminate upon, among other reasons, certain investors introduced to us by Pelly Management holding collectively less than 25% of our outstanding common stock held by non-affiliates.

In addition, the Company issued an aggregate of 2,314,834 shares of common stock to holders of convertible promissory notes issued by KLPDG to Niton Capital and The Green Fund in connection with the merger. The shares were issuable at the closing of the merger transaction upon the conversion of the notes, as described above under the “Significant Developments” section. The convertible promissory notes issued by KLPDG represented an aggregate principal amount of $6,100,000. The shares issued upon conversion of the notes were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

Number	Description

2.1	Agreement of Merger, dated September 30, 2008, between the registrant and KL Process Design Group, LLC, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008
3.1	Articles of Incorporation, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007
3.2	Bylaws, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007
10.1	Securities Purchase Agreement dated September 30, 2008 between the registrant and certain investors, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008
10.2	Performance Escrow Agreement dated September 30, 2008 between the registrant and certain shareholders, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008
10.3	Voting Agreement, dated September 30, 2008, between the registrant and Pelly Management
10.4	Employment Agreement dated September 30, 2008 between the registrant and Randy Kramer, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008
10.5	Employment Agreement dated September 30, 2008 between the registrant and David Litzen, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008

10.6	Employment Agreement dated September 30, 2008 between the registrant and Dennis Harstad, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008

10.7	Employment Agreement dated September 30, 2008 between the registrant and Steve Corcoran, incorporated by reference to our current report on Form 8-K, filed on October 7, 2008

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2008	By:	/s/ Randy Kramer
Randy Kramer CEO, President, CFO