Form 10-K
period 2008-12-31
KL Energy Corp
filed 2009-03-30
CIK 1403548

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 33-26787-D

KL Energy Corporation
(Name of small business issuer in its charter)

Nevada	39-2052941
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 East Saint Joseph Street, Suite 200 Rapid City, South Dakota	57701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (605) 718-0372

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates cannot be determined.

As of March 27, 2009, there were 33,805,269 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference
Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from the issuer’s Proxy Statement for its
2009 Annual Shareholders’ Meeting to be filed with the Commission within 120 days after December 31, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The report includes certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and considered by us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

The assumptions we used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, our identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require us to exercise judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results.  We cannot assure that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.  You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this report.  The following discussion and analysis is qualified in its entirety by reference to such financial statements and related notes.

When used in this annual report, the terms the "Company," "KL Energy", "we," "us," "ours," and similar terms refer to KL Energy Corporation, a Nevada corporation, and its subsidiaries.

TABLE OF CONTENTS

 ITEM 1. BUSINESS

Background

KL Energy Corporation (formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group, Inc. (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG.

For accounting purposes, the Merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of KLPDG. KLPDG was a South Dakota corporation that was organized in April 2003, and commenced business operations in January 2006.

Our principal offices are located at 306 East Saint Joseph Street, Suite 200 Rapid City, South Dakota 57701 and our telephone number is (605) 718-0372.

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, our current focus is on designing cellulose based ethanol ("CBE") facilities for, and licensing our proprietary CBE technology to, third-party participants in the CBE industry.  We also intend to own and operate CBE facilities that utilize our technology.

Initially, KLPDG created expansion programs for grain-based ethanol (“GBE”) facilities. While we will continue to provide design and engineering services to build new, or optimize existing, GBE facilities, our emphasis in the future will be on CBE facilities.

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

Industry Obstacles

There are currently several hurdles for the CBE industry to overcome in order to compete with GBE and other renewalable fuels.  In order to produce ‘cellulosic’ ethanol, the cellulose in the plant walls must first be broken down into sugars which can then be converted via fermentation into alcohols, in a process similar to that of grain-based ethanol.  Historically, breaking down the cellulose has proven more difficult, and thus more costly, than converting grains to ethanol. The commercial supply of enzymes and yeasts used in biomass conversion is presently limited and relatively expensive.  In essence, enzyme and yeast suppliers are also in an early stage of cellulose research and development. The continuing development of the enzyme and yeast technology is critical to the economic conversion of wood biomass to cellulosic ethanol.  We are currently working, developing, and testing the products of several enzyme and yeast providers who are at various stages of their development, including several different types of technologies that we could integrate into our process.  While the collective CBE industry, including KLE, believes the economic breakthrough is only a matter of time, if the developers are not successful in achieving this breakthrough, then our process design would have to be significantly modified. Developers of cellulosic technology have struggled to achieve yields that would allow CBE to compete economically in the fuel sector. Additionally, many industry participants appear to be focused on large volume production facilities that are highly dependent on significant quantities of biomass feedstock gathered from long distances. Transporting feedstock over great distances reduces further the cost-effectiveness of CBE production.

KL Energy’s Solutions

We believe we have solutions to these particular problems facing our industry:  our proprietary enzymatic process that has promising yields and our decentralized, modular-based deployment model that disperses plants to reduce transportation costs.

Our engineers continue to optimize our technology both independently and in collaboration with the South Dakota School of Mines and Technology, in Rapid City, South Dakota. Based on modeling from laboratory data, we believe our process is capable of producing 80 gallons/dry ton.  We currently are capable of producing 65 gallons/dry ton in a laboratory setting.  We believe that in order to compete with other fuel alternatives currently, we would need to achieve yields of at least 32 gallons/dry ton. This testing is based on softwood feedstock; other feedstock may have different results.

We, through Western Biomass Energy, LLC (“WBE” or “CBE 1”), a majority owned affiliate of ours, have designed, constructed and currently operate what we believe to be the first commercial, modern-era, 2nd generation CBE plant in the United States.  This plant was designed to both facilitate research and operate commercially. This flexible design concept allows us to continue to research and refine our conversion technology while also demonstrating the commercial potential for this type of facility.

A key part of our business model is the design of scalable, custom-designed CBE plants. We intend to develop a modular, portable design that can be efficiently constructed and tailored to the geographic area and particular feedstock.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution allows for co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs relating to the sale of ethanol. This has the potential to create a truly local, and commercially viable energy source.

Future Synergistic Projects

Our modular, decentralized design also offers us better access to synergistic opportunities, such as co-locating modular CBE facilities with wood pellet production plants or livestock feedlots.

As a natural consequence of converting the fermentable portion of the biomass feedstock to ethanol, the solid co-product left behind is rich in lignin, a high energy solid fuel component.  Using a conventional wood pellet mill, this co-product can be formed into pellets that are more dense and durable than the typical wood pellet marketed today.  Our process minimizes chemical biomass pretreatment because the lignin co-product chemistry is unaltered. This results in a clean-burning premium wood pellet product.

Our CBE process also produces a liquid co-product that contains high nutritional value for livestock, much like the syrup product from a corn ethanol plant.  The liquid co-product can be used as a feed supplement for cattle.

Although we do not have any of these synergistic projects currently underway, we are actively pursuing the construction of a wood pellet plant in conjunction with our CBE plant.

Production Processes

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

We have selected enzymatic breakdown of biomass for producing ethanol from cellulose because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (less than 0.1%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has minimal process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

Our planned process for producing cellulosic ethanol contains the following steps. While several steps are generic to other forms of ethanol production, there are other important steps that we believe are unique to us and are proprietary. The principal steps are as follow:

1.	Biomass is prepared for processing based on its specific physical and chemical characteristics;

2.	Biomass undergoes enzymatic hydrolysis and steam explosion to break down plant matter;

3.	Hemicellulose, in the form of syrup containing xylose and other C5 sugars, is drawn off for processing;

4.	Residue, in the form of a semi-solid mixture of cellulose and lignin, is sent for further processing;

5.	Cellulose is hydrolyzed into C6 sugars using enzyme cocktails. The C6 fermentation process also yields ethanol referred to as “ethanol beer”;

6.	Ethanol beer from steps (4) and (5) is collected prior to distillation;

7.	Ethanol beer is distilled into high-grade ethanol through the removal of water and residues;

8.	Lignin-rich residue from distillation, or stillage, is burned, yielding steam for the process;

9.	High-grade ethanol is ready for shipment to market.

Opportunities

For the coming year, we plan to continue to optimize our technology and to design our second CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties, as well as build and operate our own plants.

We believe ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/replacement. Most ethanol currently produced in the United States is a fuel blend of 10% ethanol and 90% gasoline called E10, which is used as an oxygenate/fuel additive. Automakers in the United States have been accelerating their work with flex fuel vehicles (“FFV”) programs, according to the National Ethanol Vehicle Coalition (“NEVC”), resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. Future widespread adoption of FFVs could significantly increase ethanol demand and reduce the consumption of gasoline; however, widespread use of E85 in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. While, according to the NEVC, approximately 6.0 million United States vehicles are equipped to run on E85, there are only approximately 1,400 service stations of the approximately 170,000 nationwide which are capable of dispensing E85. However, according to the DOE (EIA) Annual Energy Outlook 2007, sales of FFVs capable of using E85 are expected to reach 2 million per year in 2030, or 10% of total sales of new light-duty vehicles, as federal fuel economy incentives are expected to continue to support the industry’s development. If more vehicles and service stations become E85 capable, this could increase ethanol consumption in the United States significantly.

In terms of reduction of greenhouse gases, cellulosic ethanol represents a significant advance over grain-based ethanol.  According to a report by Argonne National Laboratory, grain ethanol reduces greenhouse gas by 18% to 29% per vehicle mile traveled as compared to gasoline, while cellulosic ethanol reduces greenhouse gas emissions by approximately 85% per vehicle mile traveled. Other advantages may include additional revenues through the sale of carbon credits, federal and state tax incentives and other measures that result from governmental support of cellulosic ethanol.

Key elements of our business strategy are:

•
Developing and supplying the technologies for commercial application to produce cellulosic ethanol from wood waste or other feedstocks.  The design and production strategy involves developing small regional facilities, located at or near the source of waste biomass, making ethanol cheaper and more abundant using nonfood sources.

•
Owning and Operating our own CBE facilities.  We intend to own and operate CBE facilities that utilize our proprietary technology.  When feasible, we intend to locate plants near other facilities that could provide additional, synergistic benefits, such as wood pellet plants.

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

Ethanol is an extender for regular or premium unleaded gasoline. As an extender, the pricing model for ethanol hinges largely on the commodity market for gasoline. The price of ethanol is tracked by various information service providers in the petroleum industry such as Axis Petroleum, the NYMEX, or the Chicago Board of Trade. Marketing managers negotiate the spot sale of ethanol using rack rates published by information services such as Axis Petroleum. Longer term contracts are normally negotiated using a combination of fixed prices or basis contracts depending on the profit margins at that time. Contract pricing can be negotiated as a flat rate per gallon or a price computed off a basis such as one of these information services. Refiners and blenders in a frictionless market will buy as much ethanol as can be produced, up to market saturation, as long as the profit margin exceeds that of gasoline. The government provides an incentive to blenders (Volumetric Ethanol Excise Tax Credit, VEEC) in the form of a waiver of $0.43 in excise taxes per blended gallon of renewable fuels such as ethanol. Because blending 10% ethanol in gasoline enables the blender to save $0.43 per ethanol blended gallon, it has the effect of adding $0.43 of value to each gallon of fuel ethanol. This value is reflected in the market price for fuel ethanol. Thus, if the rack price of gasoline were $1.60 per gallon, all other factors being equal, a blender would be willing to pay up to $2.03 per gallon of ethanol. Long term contracts are often negotiated with regional petroleum distributers taking advantage of the excise tax waiver of $.043 per blended gallon.

We currently do not sell a material amount of ethanol.  We expect our future sales of ethanol, if any, to be pursuant to long term off-take contracts versus spot sales.

Challenges

KL Energy’s success depends on the ability to enter into and work on simultaneous projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

•	A significant portion of our business is in the research and development phase, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations;
•	We may be unable to raise debt or equity funding, upon which we will be highly dependent in the near term;
•	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us;
•	We depend on enzymes that are also in the research and development phase and represent a significant and volatile expense in the CBE production process;
•	Our industry is rapidly developing with many existing and emerging competitors and competitive technologies.

      O2 Diesel Agreements

We have a Supply and Distribution Agreement with O2Diesel Corporation (“O2D”), a publically traded company (AMEX: OTD), pursuant to which we will jointly develop the market for O2Diesel™ in the United States and Canada during a three year period. O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive. As part of the Supply Agreement, we will be the exclusive distributor of O2Diesel™ within this designated territory.  Within this territory, O2D is prohibited from distributing its own or any third party diesel additive and we are prohibited from purchasing any product competitive with O2Diesel™.  We are required to purchase a minimum volume of O2Diesel™ as specified in this agreement.  In the event that we do not purchase the required amount in any given year, we must pay O2D 75% of the applicable price for the number of gallons below the annual target.  Any late payments will accrue a 2% interest charge.

We also have an exclusive Technology License and Services Agreement with O2D, dated March 11, 2008, pursuant to which O2D has an exclusive license to use our intellectual property, know-how and proprietary processes relating to the manufacture of ethanol from feedstocks other than simple sugar or starch.  The license is limited to certain parts of Europe, India, Russia and Brazil.  In return, O2D is required to identify opportunities for ethanol plant construction and must commence construction on a plant within five years of the date of the agreement.  In connection with such construction projects, the agreement sets forth the terms of our provision of services to O2D relating to the design and construction of ethanol facilities.   In consideration for this license, we have rights to certain royalty payments and design services fees and we will receive 1,000,000 shares of O2D common stock upon the earlier of 18 months following the effective date of the agreement or the commencement of KLE’s services with respect to a construction project initiated by O2D.

Certain Federal Incentives

Industry and Plants

Energy Independence and Security Act of 2007
The Energy Independence and Security Act (“EISA”) became law in December 2007. This law, among other things, creates incentives to increase use of advanced biofuels and cellulosic ethanol. The EISA modified an earlier Renewable Portfolio Standard (RPS) mandating that a minimum of 9 billion gallons of ethanol be used in 2008. Other targets for ethanol use are 20.5 billion gallons by 2015, and 36 billion gallons by 2022.

The EISA’s long-term plan for ethanol use fosters growth that will spur commercialization of cellulosic feedstocks to include forest waste, native grasses, crop residues, and many other biological sources apart from corn. The EISA uses the combination of corn and cellulosic-based ethanol to meet its goals of reducing dependence on fossil fuel-based gasoline. The EISA used three categories of ethanol feedstock: 1) renewable biofuel (exclusively derived from corn); 2) advanced biofuel (derived from other-than-corn, that includes cellulosic ethanol, and which achieves a 50% green house gas emission reduction); 3) cellulosic biofuels (derived from cellulose, hemicellulose or lignin and achieves a 60% reduction in green house gases).

The desired result is that ethanol will contribute to greater than 10 percent of the U.S. fuel supply. Additionally, the EISA increases the likelihood that higher ethanol blends will be more commonly marketed – blends such as E20, E30, and E85.

The EISA provides incentives for retailers to transition existing fueling equipment, or to purchase and install new equipment to dispense alternative blends.  Furthermore the law authorized a program to install blender pumps during 2008 to 2014 and committed $200 million for the effort.

The US exceeded its 2008 RPS goal of using 9 billion gallons of ethanol. The goal and use was essentially all ethanol derived from corn. The 2009 goal calls for the first contributions from advanced biofuel. Since the market has yet to contribute any significant amount of advanced biofuel to the nation’s ethanol goal – it can be safely said that this market potential remains unserved. This presents a significant opportunity for the competitive, advanced biofuel companies.

The figure below details the mandated United States consumption of biofuels as provided for by the EISA.

Food, Conservation, and Energy Act of 2008 (2008 Farm Bill)
The Food, Conservation, and Energy Act, also known as the 2008 Farm Bill, became law in May 2008. Provisions in the five-year farm bill package for the development of biofuels include: $320 million in mandatory funding for loan guarantees for commercial scale biorefineries; $35 million in mandatory funding for grants to support repowering existing biorefineries with biomass energy systems; $300 million in mandatory funding for payments to support the production of advanced biofuels, including biodiesel and cellulosic biofuels; and $1 million/yr for competitive grants to educate the public about effective biodiesel use and the benefits of the biofuel.

Agency Actions
In addition to the previously described acts, agencies periodically exercise authority to extend grants and loan guarantees to incentivize cellulose ethanol projects. These agencies include without limitation the Department of Energy, the National Science Foundation, the Department of Agriculture, and the Department of Interior.

Tax Relief and Health Care Act of 2006
A new cellulosic biomass ethanol depreciation allowance of 50% depreciation on cellulosic ethanol property was established in 2006. This depreciation window applies to cellulosic ethanol plant property put in service after December 20, 2006 and before January 1, 2013. The law allows an additional first year depreciation deduction equal to 50% of the adjusted basis of the qualified property. The 50% allowance, when coupled with other depreciation techniques could lead to 60% of a facility being depreciated in year one. This provision may significantly improve a plants cash position during its first two years of operation.

Sales Incentives

Volumetric Ethanol Excise Tax Credit (VEETC) – The “Blenders’ Credit
This tax credit originated in the 2005 American Jobs Creation Act of 2004, Section 301 of Public Law 108-357, and was amended by the 2008 Farm Bill. The credit is now $0.43 per gallon of ethanol and is available to suppliers and marketers who blend ethanol with gasoline.

Volumetric Ethanol Excise Tax Credit for Cellulosic Ethanol
This tax credit is found in the 2008 Farm Bill and is an approximate $1.01 per gallon of cellulosic ethanol produced. This credit is offset from the VEETC ($0.43). It is an income tax credit and is offset against the producers’ income tax liability. Unused credits may be carried forward. The credit is estimated since it is currently unclear how the statutory language will be applied.

Less Than Minimum Renewable Portfolio Standard (RPS) Volume Waiver Cellulosic Biofuels Credit
The 2007 Energy Bill created this credit to incentivize early cellulosic ethanol plants. The credit is valued at an estimated $0.25 per gallon of cellulosic ethanol. The EPA Administrator has discretion to use this credit beginning in 2010 when and if volumes of cellulosic ethanol do not meet volumes mandated by the RFS. The credit is computed using a formula. The credit has an estimated value since it remains to be seen exactly how the EPA Administrator will apply the statutory language.

Small Ethanol Producer Tax Credit
This credit began in the Omnibus Budget Reconciliation Act of 1990. It was extended by the American Jobs Creation Act of 2004 and expanded by the Energy Policy Act of 2005. Cellulose production plants receive the full $0.10 per gallon credit for all of their production. This credit expires at the end of 2010.

American Recovery and Reinvestment Act of 2009
The “stimulus” act made $18.8 billion available for renewable energy and energy efficiency. The stimulus also extended some production tax credits through 2013.  The stimulus allocated over $800 million for projects related to biomass as part of a $2.5 billion allocation for research and development; $150 million for rural business loans and grants which support the larger $3.01 billion rural business loan and grant program; a $6 billion Innovative Technology Loan Guarantee Program; and $515 million for hazardous fuel reduction projects on federal lands.

KL Energy will pursue incentives offered by federal, state and local authorities, but its business plan is intended to stand on its own, without the need to rely on such grants, subsidies or tax rebates.

Biofuels Generally

Biofuels are liquid fuels derived from agricultural and other natural or renewable sources. These fuels are used to complement the world’s supply of petroleum and other fossil fuels. A variety of factors contributes to an increasing awareness of and demand for biofuels including, but not limited to, the following:

•
Macroeconomic factors affecting the global supply of, and demand for and price of oil, including significantly increased demand for oil from developing countries whose economies are growing at high rates, such as China and India, coupled with uncertain supplies of oil from sources throughout the world;

•
Policies and initiatives developed across the world aimed at reducing dependence on imported sources of oil, particularly from countries and regions that have exhibited the greatest level of instability;

•	Increasing awareness and incorporation of FFVs, into the world auto supply that are capable of operating on various blends of gasoline and ethanol;

•	Broadening development of the required infrastructure to support FFVs, including expansion of distribution channels and retrofitting wholesale and retail points of distribution.

Of all of the alternative fuels, or biofuels, that are sold or are being developed, the most significant market is that for fuel ethanol due to the fact that all gasoline engines can run on at least 10% ethanol. Within the fuel ethanol market, the most attractive current or future opportunities business are for fuel ethanol derived from cellulosic biomass.

Fuel Ethanol

The market for ethanol, or ethyl alcohol, for use as a motor fuel is both large and well-established in the United States. According to the Renewable Fuels Association, or RFA, the national trade association for the United States ethanol industry, as of January 1, 2008, there were 139 ethanol plants in the United States having a combined production capacity of more than 7.8 billion gallons of ethanol per year. In addition, there were 61 ethanol plants and seven plant expansions under construction that are anticipated to add more than 5.5 billion gallons of new annual production capacity, of which more than 4 billion gallons in annual production capacity is expected to come online by the end of 2008. Between 1980 and 1991, less than 1 billion gallons of ethanol were produced annually in the United States. In 2007, the United States ethanol industry produced 6.5 billion gallons of fuel ethanol, representing an increase of more than 32% from 2006 and more than 300% since 2000. The graph below shows historic United States fuel ethanol production from 1984 to 2007.

The chart below shows U.S. ethanol production capacity by state.

Source: Renewable Fuels Association; www.ethanolRFA.org

Many industry experts, including the RFA, believe corn-based ethanol production growth will continue to its natural limit of 12 to 15 billion gallons per year, in annual production. United States-based demand for ethanol is expected to meet, if not exceed, this production supply for reasons that include the following:

•	Strong legislative and government policy support—the EISA mandates minimum annual usage renewable fuel of 36 billion gallons per year by 2022.

•
Expansion of gasoline supply—By blending ethanol into gasoline, refiners can expand the volume of fuel available for sale especially when refinery capacity and octane sources are limited. According to the Department of Energy, or DOE, between 1985 and 2005, petroleum refining capacity in the United States increased only 9.7%, while domestic petroleum demand increased by 32% during the same period. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

•	Favorable tax treatment—There are several tax incentives for ethanol production and distribution, especially for those cellulosic ethanol plants using the enzymatic hydrolysis method.

•
Environmental benefits—Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in engine cylinders, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States.

•
Geopolitical concerns—The United States currently imports approximately 60% of its oil needs, a dependency that is expected to continue to increase. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil, which has added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have substantially increased their demand for oil. As a result, world oil prices averaged above $60 per barrel during 2007, and exceeded $140 in 2008. As a domestic, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.

•
Ethanol as a gasoline substitute—Ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/replacement. Most ethanol currently produced in the United States is a fuel blend of 10% ethanol and 90% gasoline called E10, which is used as an oxygenate/fuel additive. Automakers in the United States have been accelerating their work with FFV programs, according to the NEVC, resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. Future widespread adoption of FFV’s could significantly increase ethanol demand and reduce the consumption of gasoline.

Fuel ethanol has historically been produced commercially in the United States by processing sugars derived from the starch within a grain source, such as corn kernels, and then fermenting these sugars into ethanol. While the growth in the production of ethanol from corn is expected to grow substantially from its current levels, recent studies suggest that, even if all United States corn production were dedicated to ethanol production, this would meet less than 20% of total gasoline demand. Other studies and news articles suggest that, well before this level of production could be achieved; the price of corn would begin to negatively impact the costs of animal feed and food based on corn. This has led to an active, public debate of the relative merits of additional corn-based production of fuel ethanol. We believe that this debate will encourage production of ethanol from alternative sources, including cellulosic biomass.

Cellulosic Ethanol

An alternative that seeks to meet the need for additional sources of liquid fuels while addressing many of the challenges presented by corn-based ethanol involves the production of fuel ethanol from cellulosic biomass, or cellulosic ethanol. Cellulosic biomass, either agricultural waste or crop residues, such as plant stalks, stems, or leaves, or crops grown specifically for their energy content rather than for their use as food or feed sources, presents an abundant alternative source of sugars that can be converted into ethanol. The production of ethanol from cellulosic biomass offers expected advantages over corn-based ethanol production including:

•
Low-cost, abundant sources of feedstocks that have no competitive food use—According to a joint report of the DOE and the United States Department of Agriculture, or USDA, issued in 2005, land resources in the United States are capable of producing a sustainable supply of 1.3 billion tons per year of cellulosic biomass. The same report concluded that 1 billion tons of cellulosic biomass would be sufficient to displace 30% or more of the present petroleum consumption in the United States. In addition, according to an analysis by the Natural Resources Defense Council published in 2004, cellulosic biofuels could supply more than half of current transportation fuel needs in the United States by 2050, without decreasing the production of food and animal feed.

•
Reduced susceptibility to volatile commodity price risks—We believe that most biomass feedstocks can be obtained at lower cost and on more favorable contractual terms compared to the cost of corn feedstock. In addition, many cellulosic feedstocks contain lignin (the high energy component of plant biomass) which could be used to reduce operating costs by eliminating or reducing the use of natural gas and other external fuel sources. With our enzymatic hydrolysis technology, the lignin by-product is an additional revenue source. This is unlike cellulosic technology firms that use acid in their technology process or use gasification. We also expect that cellulosic ethanol production will have much less exposure to market and commodity volatility than corn, natural gas, transportation, and corn by-products.

•
Superior carbon emissions profile that benefits the environment—Cellulosic ethanol is expected to produce less harmful greenhouse gas emissions than corn ethanol and gasoline. According to a report by Argonne National Laboratory, corn ethanol reduces greenhouse gas by 18% to 29% per vehicle mile traveled as compared to gasoline, while cellulosic ethanol reduces greenhouse gas emissions by approximately 85% per vehicle mile traveled. Other advantages may include additional revenues through the sale of carbon credits.

•	Proximity to end-user markets— Unlike grain-based ethanol facilities, cellulosic ethanol production facilities will be located closer to end-user markets, potentially reducing transportation costs.

Competitors

The ethanol industry is highly competitive. We compete with numerous individuals and companies, including many other energy companies, which have substantially greater technical, financial and operational resources and staffs. Many companies compete with us in various steps throughout our technology process.  These companies may develop technologies that are better alternatives to our process technologies. Our competitors may also be more effective at implementing their technologies.  Not only do we compete operationally, but there is a high degree of competition for third-party funds necessary for development companies to become profitable.

The United States ethanol market is highly competitive, as well as highly fragmented. According to the Renewable Fuels Association, or the RFA, the United States ethanol industry trade association, world ethanol production was 17.3 billion gallons in 2008, of which approximately 52% was produced in the United States. The United States and Brazil are the world’s largest producers of ethanol. The ethanol industry in the United States consists of more than 170 production facilities and is primarily corn-based, while Brazilian ethanol production is primarily from sugar cane.

In addition to grain based ethanol producers, we expect to compete with other cellulosic ethanol producers using different technology platforms, as well as other providers of alternative and renewable fuels. Significant competitors in the grain ethanol production and marketing industry include Archer Daniels Midland Company, Cargill, Inc., Aventine Renewable Energy, Inc., and Poet. In addition to traditional grain ethanol producers, we are competing with other cellulosic ethanol producers using different technology platforms, as well as other providers of alternative and renewable fuels. Leading companies and competitors the cellulosic ethanol research and development include but are limited to: Coskata, Sapphire Energy, Virent, Poet, Range Fuels, Solazyme, Amyris, UOP, Mascoma, and DuPont Danisco. There are now over 25 announced pilot, demonstration or commercial cellulosic plants in North America. Another 18 announcements were made in Europe. Companies with announced pilot plant and/or demonstration plant development activities in the cellulosic ethanol space include but are not limited to: Abengoa, BlueFire, DuPont Dansico, Iogen, Losonoco, Mascoma, Veranium, Range Fuels, and Poet. Larger industrial companies with announced cellulosic strategies include Archer Daniels Midland, DONG Energy (Elsam), DuPont/Broin, Tate& Lyle, and Novozymes. Cellulosic gasification technologies are being pursued by companies including ClearFuels.

Several competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as algae, municipal waste, production of cellulosic ethanol or other fuels using alternative steps of production, such as acid hydrolysis and/or gasification, and/or the production of alternative fuels or biofuels, such as biobutanol that would displace ethanol.

Our ability to successfully compete depends on our ability to continue developing proprietary process technologies that rapidly reach the market and are technologically superior (greater yield, more efficient and at less cost per volume) than other products offered on the market. Several competitors may develop process technologies that are more effective than ours. Our process technologies may be surpassed as obsolete or uneconomical by the technological advances or better approaches developed by anyone of our competitors. Our competitors existing approaches or new approaches or technology developed by our competitors may be more effective than those we developed and are developing.

Governmental Regulations

Our cellulosic based ethanol plants are subject to various United States federal, state, and local governmental regulations relating to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination or emissions, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term development and utilization of our technology, process and design engineering, and plant operation experience for both company owned cellulosic based ethanol plants and third party plants. To date, execution of our business plan has largely focused on developing our technology and providing process and design engineering services to third parties.  Our future will focus increasingly on being a technology provider to third party cellulosic projects.  In developing our CBE technology, we will maximize the potential for market penetration of our technology by license agreements, using the business network of our investor partners to license technology on a worldwide basis.  We have re-focused our human and financial resources towards the goal of becoming a technology provider.  We intend to continue this focus to optimize the efficiency of our operations and become more efficient in the process.

Employees

As of December 31, 2008, we employed 23 full time employees and 1 full time consultant. We also outsource some of our engineering services as needed. We believe our relations with all of our employees and independent consultants are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

Intellectual Property

Currently we hold no patented technology.  Instead, we protect the intellectual property we have developed as a trade secret.  We have in place procedures requiring, among other things, confidentiality agreements with potential partners, customers, and employees to protect our valuable trade secrets.

Directors and Executive Officers

The following table provides information concerning each of the Company's directors and executive officers at March 1, 2008:

Name	Age	Position
Steve Corcoran	50	Chief Executive Officer, President and Treasurer
David Litzen	49	Vice President of Engineering and Chief Technical Officer, and Director
Dennis Harstad	49	Vice President of Plant Operations and Secretary
Thomas Schueller	56	Chairman of the Board of Directors
Alan Rae	50	Director
Alain Vignon	39	Director

Steve Corcoran – Chief Executive Officer, President and Treasurer.  Mr. Corcoran’s principle areas of experience are project management, logistics, business development, training management, safety compliance and continuous process improvement. He developed feasibility studies and business plans for several ethanol projects. Mr. Corcoran has served as an ethanol plant General Manager and as on-site Project Manager, exercising project authority for planning, organizing, scheduling, due diligence and training since 2006. Prior to joining the company, he served as a Program Manager providing research and analysis to assess interagency contributions to homeland security for the US Government and as Senior Analyst. Mr. Corcoran served 20 years in the U.S. Army from 1982 to 2002 in a variety of executive positions and was responsible for operating budgets in excess of $50 million. He holds a Masters Degree in Business from Central Michigan University.

David Litzen - Vice President of Engineering, Chief Technical Officer, and Director.  He has 28 years experience in the petro-chemical industry, including 20 years as a Shell Oil senior process engineer and consultant. He has extensive background and experience in process simulation, plant process design, and process de-bottlenecking. Mr. Litzen is a registered Professional Engineer and holds a B.S. degree in chemical engineering.

Dennis Harstad – Vice President of Plant Operations and Secretary.  Mr. Harstad has served in his current position since January 2006.  He was the Plant Manager and Construction Manager for Midwest Renewable Energy from 2004 to 2006 and member of the board of directors from 2004 to 2007, rebuilding the plant into one of the most efficient ethanol plants in the United States. Mr. Harstad has over 27 years experience in agricultural and renewable energy business.

Thomas Schueller – Chairman of the Board of Directors.  Mr. Schueller has extensive business experience, including 10 years as a CPA with a Big Eight accounting firm. Mr. Schueller was a financial officer of an American Stock Exchange company, and developed and owned several  businesses in Europe and the US. He was also the national President of a multi-billion $ corporation in Europe, and has 17 years of ownership of real estate development and financial companies in the United States.  From 1992 until 2008, Mr. Schueller owned and operated Equimax Properties LLC and Buyer’s Resource Realty. Mr. Schueller received his MBA in Finance from Michigan State University.

Alan Rae – Director - Mr. Rae has over twenty-five years of diverse commercial experience in the automotive, financial and service industries as a consultant, business owner, and manager. As a founder and CEO of O2Diesel Corp. (OTCBB-OTOD) and its preceding companies since 1997, Mr. Rae has been responsible for establishing O2Diesel’s position as a leader in the development and commercialization of ethanol/diesel fuel technologies.  Mr. Rae has also been a Director of Reostar Energy since 2007. Mr. Rae studied Mechanical Engineering at Paisley College, Scotland.

Alain Vignon – Director. Mr. Vignon is a managing partner of Fair Energy, a company active in the oil and biofuel industry, where he is in charge of all investments and acquisitions of the group. Prior to joining the group in 2007, Mr. Vignon headed the Corporate Finance division at LCF Rothschild in Geneva from 2002 to 2007. He advised several large companies (private or public) and private equity firms in sectors such infrastructure, energy, industrial and telecommunication mainly in Europe and Africa. Before joining LCF Rothschild, Mr. Vignon worked at JPMorgan and UBS Warburg in the Investment Banking division, in London and Zurich, in structured and acquisition finance from 1994 to 2001.

There are no family relationships among any of our directors, executive officers or key employees.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. In particular, additional capital may be required in the event that:

-	The US federal government reduces nationwide fuel standards
-	The price of ethanol drops below that necessary to have profitable operations
-	We are unable to obtain contracts from third parties for our technology and services

The occurrence of any of these events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our company. Such outside capital may include the sale of additional stock and/or commercial borrowing. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on successful implementation of our business plan. Our company’s operations will be subject to all of the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. Our future business will include licensing technology and designing facilities relating to the production of ethanol from cellulosic feedstock and there is no assurance that we will realize any profits in the short or medium term. Any profitability our cellulosic ethanol production business does realize will also be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein.

Need for ongoing financing.

We will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that our company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of our outstanding common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on operating flexibility. Our company’s failure to successfully obtain additional future funding may jeopardize the ability to continue our business and operations. If we can raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Specifically, we will need to raise additional funds to:

·	Build cellulosic based ethanol plants

·	Support our planned growth and carry out our business plan

·	Continue scientific progress in our research and development programs

·	Protect our intellectual property

·	Hire top quality personnel for all areas of our business

·	Address and take advantage of competing technological and market developments

·	Establish additional collaborative relationships

·	Support our planned growth and carry out our business plan

·	Successfully obtain federal grants and loan guarantees

·	Take advantage of subsidies and federal tax credits

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

Our cellulose-to-ethanol technologies are unproven on a large-scale commercial basis and performance could fail to meet projections, which could have a detrimental effect on the long-term capital appreciation of our stock.

While production of ethanol from corn, sugars, and starches is a mature technology, newer technologies for production of ethanol from cellulose biomass have not been built at large commercial scales. The technologies being utilized by us for ethanol production from biomass have not been demonstrated on a large commercial scale. All of the tests conducted to date by us with respect to our enzymatic hydrolysis have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or at all.

Our business employs technology which may be difficult to protect and may infringe on the intellectual property rights of third parties.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Competition from large producers of petroleum-based gasoline additives and other competitive products may impact our profitability.

Our proposed ethanol plants will also compete with producers of other gasoline additives made from other raw materials having similar octane and oxygenate values as ethanol. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. These other companies also have significant resources to begin production of ethanol should they choose to do so.

We will also compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol. An example of such other additives is MTBE, a petrochemical derived from methanol. MTBE costs less to produce than ethanol. Many major oil companies produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.

Our business prospects will be impacted by corn supply and the corn based ethanol industry.

Our ethanol will be produced from cellulose, however currently most ethanol is produced from corn, which is affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of corn and resulting reduction in the price of corn may decrease the price of ethanol and harm our business.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some correlation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.  Third parties will be less likely to license our technology is there are prolonged periods of low ethanol prices.

Increased ethanol production from cellulose in the United States could increase the demand and price of feedstocks, reducing our profitability.

New ethanol plants that utilize cellulose as their feedstock may be under construction or in the planning stages throughout the United States. This increased ethanol production could increase cellulose demand and prices, resulting in higher production costs and lower profits.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Our business plan calls for extensive amounts of funding to construct and operate our biorefinery projects and we may not be able to obtain such funding which could adversely affect our business, operations, and financial condition.

Our business plan depends on the completion of our ethanol refinery projects. Although each facility will have specific funding requirements, our proposed cellulosic based ethanol facilities will require approximately $25 million each to fund. We will be relying on additional financing, and would benefit from funding from such sources as The Energy Policy Act grants and loan guarantee programs. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

Because we are smaller and currently have fewer financial resources than many larger ethanol producers, we may not be able to successfully compete in the very competitive ethanol industry.

There is significant competition among ethanol producers. Our business faces competition from larger corn ethanol plants, and from other proposed plants using cellulose. Our ethanol plants will be in direct competition with other ethanol producers, many of which have greater resources than we currently have. While our competitive position will come from our projected lower production costs because we are using cheaper feedstock and lower transportation costs because our production facilities will be located closer to the urban markets for ethanol, the large ethanol producers are capable of producing a significantly greater amount of ethanol than we can and expect to produce initially.

Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Our inability to complete our technology development activities may severely limit our ability to operate and finance operations.

Commercialization of our core technology will require significant additional research and development. We may not be able to complete the development of our core technology, or successfully market our technology in a timely and cost effective manner. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights relating to our technology. Any delays in the commercialization could potentially adversely affect our financial condition.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and commercialization potential business, and fail to manage growth effectively, this could have a material adverse effect on our business and financial condition. We expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts, and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our operations could have a detrimental effect.

Our quarterly operating results are subject to fluctuation.

Our company’s quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside its control, including the demand for services, seasonal trends in purchasing, the amount and timing of capital expenditures, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the industry. The quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that the operating results will fall below expectations or those of investors in some future quarter.

We rely heavily on key personnel and loss of the services of one or more of its key executives or a significant portion of any prospective local management personnel could weaken the management team adversely affecting the operations.

Our success largely depends on the skills, experience, and efforts of its senior management, particularly Steve Corcoran, our President and Chief Executive Officer, David Litzen, our Vice President of Engineering and Chief Technical Officer, and Dennis Harstad, our Vice President of Plant Operations. Operations will also be dependent on the efforts, ability, and experience of key members of the prospective local management staff. The loss of services of one or more members of the senior management or of a significant portion of any of local management staff could significantly weaken management expertise. We do not maintain key man life insurance policies for our officers.

We are subject to contractual payment disputes and refund requests.

As described in Note 6 to the Financial Statements, certain contractual payments made to us may have to be returned to two customers.  Billings for these customers exceed costs and estimated earnings by approximately $2,039,000.  If the projects are terminated prior to completion, the Company may be liable to return any excess billings.

Any change to government regulation or administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate, and/or on our profitability.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. The production facilities that we will build may discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the states where our plants may be located. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production has been known to produce an odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Our proposed new ethanol plants will also be subject to federal and state laws regarding occupational safety.

Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Interpretations of these rules suggest that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently quoted on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies..

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Two of our stockholders each hold approximately 22% of our current outstanding shares of common stock and two other stockholders each hold approximately 13% of our current outstanding shares of common stock. They may be able to exert significant control over our affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may, among other things, adversely affect the market price of our common stock or result in actions that may not be in the best interests of all our stockholders.

You could be diluted from the issuance of additional common stock.

As of March 15, 2009, we had 33,805,269 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 150,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership. Further, such issuance may result in a change of control of our corporation.

The Company received a going concern paragraph in the report from its auditors.

In their report dated December 31, 2008, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan we may be unable to remain in business.

ITEM 2. PROPERTIES

We lease our office space. Total rent expense under our office lease was approximately $65,000 and $49,000 for the years ended December 31, 2008 and 2007, respectively.  We have office lease obligations that expire September 30, 2011, of approximately $65,000 for 2009, $69,000 for 2010, and $52,000 for 2011.

We lease approximately 30 acres of land in Upton, WY for CBE 1.  As of December 31, 2008, the lease was a month-to-month lease. Total rent expense under this agreement was approximately $15,700 and $19,900 for the years ended December 31, 2008 and 2007, respectively.  On March 4, 2009, we signed a lease for the same property with a 2 year term and an option to extend the lease to 2013.  The lease requires payments of $30,000 per year.

ITEM 3. LEGAL PROCEEDINGS

We are named in a personal injury claim relating to an individual working for a subcontractor who was injured while working on the construction of a grain-based ethanol plant. We were hired for the plant construction. The individual claims that an employee of ours gave him direction to open the boiler when it was not yet cooled and, as a result, he suffered second and third degree burns. The employer of this individual is seeking to subrogate its workers compensation claim. At this time, we are unable to predict the outcome of the case or the amount, if any, of our liability.

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe resolution of such litigation will not have a material adverse effect us or our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY~~,~~ AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol "KLEG".

Prior to October 1, 2009, there were no reported high or low bid quotations for our shares. From October 1, 2008 to December 31, 2008, the high and low bid quotation on the OTCBB was $4.00 per share.  On March  26, 2008, the closing sale price for our common shares, as reported by the OTCBB, was $1.60 per share, there were 33,805,269 shares of common stock outstanding and there were approximately 52 record holders of our common stock.

Dividend Policy

The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion should be reviewed in conjunction with our audited financial statements and accompanying notes included in this report for the years ended December 31, 2008 and 2007.

Critical Accounting Policies and Estimates:

Trade Receivables

Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  Management of the Company has established an allowance for doubtful accounts based on their estimate of uncollectible accounts and is established based on historical performance that is tracked by the Company on an ongoing basis.  Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of December 31, 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Revenue

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at December 31, 2008 and 2007 will be revised significantly in the near term.

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future. KL Energy, LLC (KLEN), KL Management, LLC (KLM), Western Biomass Energy, LLC (WBE), and Patriot Motor Fuels, LLC (Patriot) are Limited Liability Companies for income tax purposes. Accordingly, taxable income or losses of these companies are reported on the income tax returns of the members.

Derivative Instruments

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 7) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

Liquidity and Capital Resources

We had $699,000 of cash and cash equivalents at December 31, 2008.  We had deferred offering costs of $320,000.  Our total current assets at December 31, 2008 were $1,678,000. We also had non-current assets consisting of property, plant and equipment of $5,254,000.  Our total assets as of December 31, 2008 were $6,932,000.

In February 2009, we received additional capital of approximately $4 million to fund operating activities and allow long-term borrowing commitments to remain current. We expect to rely on funds raised from this recent private placement, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. We believe that cash on hand and the recent capital infusion in February 2009 will adequately provide for the operating activities of the company during calendar year 2009. We are seeking additional financing but have no specific arrangements for any external financing of debt or equity. We are not certain whether any such financing would be available on terms acceptable to us, if at all.

In their report dated March 27, 2009, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for and making payments with respect to a note payable by WBE to Security National Bank of $1,984,949 at December 31, 2008.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2010, which may be extended on an annual basis if the Company is in compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

We had a line of credit with Wells Fargo for borrowings up to $250,000 and at December 31, 2008 we had borrowed the full amount available.  The interest rate with respect to borrowed amounts was the prime rate used by Wells Fargo plus ..5%. This line of credit was personally guaranteed by certain persons who were officers of the Company during 2008. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 (plus interest) and by the proceeds from a line of credit of $75,000 extended to us by a current shareholder and former officer of the Company.  We expect to pay this shareholder line of credit in full in May 2009.

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note has a variable interest rate, which was 5% and 7.25% at December 31, 2008 and 2007, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning August 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if we receive future equity financing, we are obligated to pay 5% of the proceeds towards principal payments on this note.

We also had a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

We had total current liabilities of $7,008,000 at December 31, 2008, which included short-term borrowings of $250,000, current maturities of long-term debt of $1,015,000 and current maturities of  subordinated debt – related party of $40,000, billings in excess of costs and estimated earnings on uncompleted contracts of $2,040,000, accounts payable of $2,813,000, accrued payroll of $222,000, other liabilities of $308,000 and accrued deferred offering costs of $320,000.

We had total long-term liabilities of $1,961,000 at December 31, 2008, which included long-term debt of $1,401,000 and long-term subordinated debt - related party of $560,000.  Our total liabilities were $8,969,000 as of December 31, 2008.

In October, 2008, we loaned $250,000 to O2D (“O2D Loan”) for O2D’s working capital purposes. The O2D Loan has an annual interest rate of 10%, with additional lending of up to $1,000,000 at our sole discretion.  The interest rate will increase to 12% in any period in which there is a continuing default.  The O2D Loan matures on March 31, 2009 and interest accruing on the loan will be paid on the maturity date. We have the option of converting the outstanding loan obligation into shares of common stock of O2D at a conversion rate equal to the price of the O2D’s stock on the maturity date. If O2D fails to pay the loan on the maturity date, O2D will pay us an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the O2D Loan. As security for the loan, O2D has provided us with a security interest in its intellectual property relating to the oxygenating of diesel fuel, including its proprietary fuel additive, O2Diesel™.  The O2D Loan and related note also contain customary events of default. There are no financial covenants related to this loan.  The Company does not intend to make any additional loans to O2D and due to the financial condition of O2D, the Company has reserved for the entire amount of the note receivable.

For information regarding our purchase obligations with respect to O2D, please see “O2Diesel Agreements” in Item 1 above.

We have provided substantial funding for WBE, a 61% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of December 31, 2008, WBE owed us $4,332,000.  Also as of December 31, 2008, the Security National Bank loan of $1,984,949 ($1,484,949 as of March 27, 2009) to WBE (see Note 1 of the attached Financial Statements) is being paid by the Company.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2009. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start in the last half of 2009) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until our technology achieves the CBE yields that allow us to produce ethanol at a cost that can compete with other alternative fuels.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and eliminated positions that are not critical to this business mission.

During the period from our inception to December 31, 2008, we have incurred significant net losses. At December 31, 2008 and December 31, 2007, we had negative working capital (i.e. current assets less current liabilities) of $5,329,000 and $6,423,000, respectively. Total liabilities exceeded total assets by $2,037,000 and $1,614,000 at December 31, 2008 and December 31, 2007, respectively.

During the year ended December 31, 2008, our operating activities used a net of $4,114,000 of cash. This reflected a loss of $7,492,000 before minority interests, which was increased by a decrease in accounts payable of $932,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $811,000, offset by depreciation of $1,792,000, amortization of derivative liability of $1,150,000, amortization of debt issuance costs of $305,000, a decrease in net trade receivables of $1,042,000, an increase in accrued payroll and other liabilities of $369,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $169,000, a decrease in inventories of $104,000, and a decrease in prepaid expenses and other assets of $150,000, and a loss on the sale of fixed assets of $40,000.

During the year ended December 31, 2007, our operating activities provided $2,433,000 of cash. This reflected a $2,031,000 loss before minority interests, which was increased by $1,242,000 increase in net trade receivables, an increase in inventories of $94,000, and other activities that netted to $2,000, offset by an increase in accounts payable of $2,723,000 an increase in billings in excess of costs and earnings on uncompleted contracts of $2,222,000, $672,000 of depreciation, and an increase of $185,000 of accrued payroll and other liabilities.

Net Cash from Continuing Operations - Investing Activities

Net cash from investing activities decreased by $156,000 for the year ended December 31, 2008.  This resulted primarily from purchases of property, plant, and equipment of $845,000 primarily for the WBE plant, offset by the sale of our airplane and other equipment that netted $689,000.  For the year ended December 31, 2007 net cash used in investing activities was $5,213,000, which was used primarily in the purchases of property, plant, and equipment for the WBE plant.

Net Cash from Continuing Operations – Financing Activity

Net cash provided by our financing activities was $4,777,000 for the year ended December 31, 2008. During this period, we received $6,100,000 in convertible debt that was converted into common stock in connection with the Merger. In addition, we received $250,000 in notes payable and $25,000 in proceeds of a common stock private placement.  These amounts were reduced by debt issuance costs for convertible debt of $612,000, payments on long-term debt principle of $856,000 and net payments on lines of credit and short-term borrowings of $130,000.

Net cash provided by our financing activities was $2,740,000 for the year ended December 31, 2007.  During this period, the Company received $2,005,000 in proceeds from long-term debt, $600,000 in proceeds from related party subordinated debt, and $380,000 net proceeds from lines of credit and short-term borrowings, offset by $203,000 of principal payments on long-term debt, and $42,000 in cash distributions.

Annual Results of Operations

Revenue

Revenue decreased from $7,819,000 to $6,078,000 from the year ended December 31, 2007 compared to the year ended December 31, 2008, a decrease of $1,741,000, or 22%.  This decrease was due to a decrease in the recognition of contract revenue billed in prior periods, an overall decrease in contract revenue and a decrease in fuel sales.  These decreases in revenue also reflect our focus on research and enhancement of our CBE technology.

Operating Expenses

Operating expenses increased from $9,553,000 to $11,495,000 for the year ended December 31, 2007 compared to the year ended December 31, 2008, an increase of $1,942,000, or 20%.  The increase is due primarily to an increase in research and development of $1,030,000, or 61%, and an increase in general and administrative expenses of $2,124,000, or 81%, offset by a decrease in engineering and management contract expenses of $945,000, or 32%, and a decrease in the cost of fuel sales of $266,000, or 11%.  The increase in research and development is primarily related to continued efforts to enhance the operating performance of the WBE plant and achieve the yields required of potential licensees of our technology. The increase in general and administrative expenses is primarily related to professional and management fees incurred in connection with our Merger and subsequent public reporting obligations. The decrease in engineering and management contract expenses was related to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business. The decrease in fuel sales expenses was related to a decrease in fuel sales as a result of contractual changes with regional vendors providing blended fuel.

Investment Expense

Investment expense was $0 for the year ended December 31, 2007 compared to $612,500 for the year ended December 31, 2008.  The primary element of this expense is related to the placement fees associated with raising $6,100,000 and the $25,000 private placement, which fees totaled $610,000 and $2,500 respectively, in 2008.  Of these fees, $307,000 is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2008.

Legal and Accounting Expense

Legal and accounting expense increased from $77,000 for the year ended December 31, 2007 to $599,000 for the year ended December 31, 2008.  The increase was related to the necessary legal, accounting and professional fee expenses associated with the Merger and other public reporting obligations.  This expense amount is included in general and administrative expense in the Consolidated Statement of Operations.

Research and Development Expense

Research and Development expense increased $1,030,000 for the year ended December 31, 2007 compared to the year ended December 31, 2008, an increase of 61%.  The increase is due to increased costs incurred in enhancing technology and process improvements at the WBE plant, and being in operation for an entire year in 2008 compared to 5 months in 2007.

Interest Expense

Interest expense increased from $310,000 for the year ended December 31, 2007 to $1,940,000 for the year ended December 31, 2008. The increase was due to an increase in borrowing, amortization of debt issuance costs and amortization of debt discounts.

Subsequent Developments

On February 24, 2009, we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors listed on the signature pages of the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company issued to these investors 18,181,818 shares of the Company’s common stock, representing approximately 54% of the total number of issued and outstanding shares of the Company’s common stock, for a purchase price of approximately $4,000,000.  The Company intends to use the proceeds from the sale of shares to pay certain existing obligations and for general working capital purposes.

A portion of the proceeds was used to satisfy certain loan obligations of the Company’s subsidiary, WBE, to Security National Bank of Omaha, including a one-time payment of $500,000. This loan is described above in “Lines of Credit; Loans.”

In connection with his removal as the President, Chief Executive Officer, and Chief Financial Officer of the Company on February 11, 2009, Mr. Kramer entered into a settlement agreement with the Company which, among other things, provided for compensation as set forth in his employment agreement with the Company, a broad release of the Company, a release of Mr. Kramer’s shares of the Company from an escrow agreement, repayment by the Company of a loan from Mr. Kramer, and an indemnification by the Company up to the amount of Mr. Kramer’s liabilities for certain personal loan guarantees with respect to Company debt.  Mr. Kramer’s removal resulted from a difference of vision between Mr. Kramer and the Company’s Board.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of Ehrardt, Keefe, Steiner, & Hottman PC dated March 27, 2009, are filed as part of this report starting on page F-1 below.

ITEM 9A(T). CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13(a)-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for public disclosure in accordance with U.S. Generally Accepted Accounting Principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was not effective.

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is flawed and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

•	appropriate segregation of duties;
•	appropriate oversight and review;
•	internal technical expertise, both from a GAAP and SEC perspective;
•	preparation, review and verification of internally developed documentation;
•	controls in place to insure that all material developments impacting the financial statements are reflected; and
•	executed agreements for significant contracts.

To remediate these weaknesses, the Company intends to:

•
form a disclosure committee that will meet no less than on a quarterly basis to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures;

•	hire a Chief Financial Officer with public company experience;
•	require all material agreements of the Company, and material amendments thereto, be in writing; and
•
as needed, engage a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report on internal control in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.  Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Information regarding our audit committee financial expert appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.  The Code of Ethics has been filed with the Commission and is posted on our website at www.KLEnergyCorp.com “Investor Relations.”

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11:  EXECUTIVE COMPENSATION.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation”  in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 15:  EXHIBITS

The exhibits listed below are filed as part of this annual report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.2
Agreement of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.2 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.3
Articles of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.3 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.4
Securities Purchase Agreement dated September 30, 2008 between the registrant and certain investors (filed on October 7, 2008 as Exhibit 2.4 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.1
Securities Purchase Agreement dated September 30, 2008 between the registrant and certain investors (filed on October 7, 2008 as Exhibit 10.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.2	Form of Common Stock Purchase Warrant (filed on October 7, 2008 as Exhibit 10.2 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.3
Performance Escrow Agreement dated September 30, 2008 between the registrant and certain shareholders (filed on October 7, 2008 as Exhibit 10.3 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.4
Employment Agreement dated September 30, 2008 between the registrant and Randy Kramer (filed on October 7, 2008 as Exhibit 10.4 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.5
Employment Agreement dated September 30, 2008 between the registrant and David Litzen (filed on October 7, 2008 as Exhibit 10.5 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.6
Employment Agreement dated September 30, 2008 between the registrant and Dennis Harstad (filed on October 7, 2008 as Exhibit 10.6 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.7
Employment Agreement dated September 30, 2008 between the registrant and Steve Corcoran (filed on October 7, 2008 as Exhibit 10.7 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.8*	Term Loan Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.9*	Secured Promissory Note, dated October 9, 2008, from O2Diesel Corporation in favor of the registrant.

10.10*	Supply and Distribution Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.11*	Securities Purchase Agreement, dated February 24, 2009, between the registrant and certain investors listed on the signature pages thereto.

10.12*	Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant.

16.1	Letter from Moore & Associates, Chartered (filed on October 7, 2008 as Exhibit 16.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

21*	List of Subsidiaries.

31*	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KL Energy Corporation
March 30, 2009
	By:	/s/ Steve Corcoran
Steve Corcoran, President, Chief Executive Officer, and Treasurer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Steve Corcoran	President, Chief Executive Officer, and Treasurer	March 30, 2009
Steve Corcoran

/s/ David Litzen	Director	March 30, 2009
David Litzen

/s/ Thomas Schueller	Chairman of the Board of Directors	March 30, 2009
Thomas Schueller

/s/ Alan Rae	Director	March 30, 2009
Alan Rae

/s / Alain Vignon	Director	March 30, 2009
Alain Vignon

 INDEX TO EXHIBITS

Exhibit Number	Description
2.1
 Agreement and Plan of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.2
 Agreement of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.2 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.3
 Articles of Merger dated September 30, 2008 between the registrant and KL Process Design Group, LLC (filed on October 7, 2008 as Exhibit 2.3 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

2.4
Securities Purchase Agreement dated September 30, 2008 between the registrant and certain investors (filed on October 7, 2008 as Exhibit 2.4 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.1
Securities Purchase Agreement dated September 30, 2008 between the registrant and certain investors (filed on October 7, 2008 as Exhibit 10.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.2	Form of Common Stock Purchase Warrant (filed on October 7, 2008 as Exhibit 10.2 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.3
Performance Escrow Agreement dated September 30, 2008 between the registrant and certain shareholders (filed on October 7, 2008 as Exhibit 10.3 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.4
Employment Agreement dated September 30, 2008 between the registrant and Randy Kramer (filed on October 7, 2008 as Exhibit 10.4 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.5
Employment Agreement dated September 30, 2008 between the registrant and David Litzen (filed on October 7, 2008 as Exhibit 10.5 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.6
Employment Agreement dated September 30, 2008 between the registrant and Dennis Harstad (filed on October 7, 2008 as Exhibit 10.6 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.7
Employment Agreement dated September 30, 2008 between the registrant and Steve Corcoran (filed on October 7, 2008 as Exhibit 10.7 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

10.8*	Term Loan Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.9*	Secured Promissory Note, dated October 9, 2008, from O2Diesel Corporation in favor of the registrant.

10.10*	Supply and Distribution Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.11*	Securities Purchase Agreement, dated February 24, 2009, between the registrant and certain investors listed on the signature pages thereto.

10.12*	Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant.

16.1	Letter from Moore & Associates, Chartered (filed on October 7, 2008 as Exhibit 16.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Rule
13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of
Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 ______________

* Filed herewith.

KL Energy Corporation

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2008 and 2007

Financial Statements and Notes

EKS&H
EHRHARDT · KEEFE
STEINER · HOTTMAN PC
CERTIFIED PUBLIC ACCOUNTANTS AND ADVISORS

7979 E. Tufts Avenue, Suite 400
Denver, Colorado 80237-2843
P: 303-740-9400 F: 303-740-9009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KL Energy Corporation and Subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of KL Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KL Energy Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner + Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

March 27, 2009
Denver, Colorado

· DENVER · FORT COLLINS · BOULDER ·
www.EKSH.com

KL Energy Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$698,528	$191,726
Trade receivables, net of allowance for doubtful accounts of $381,681 and $234,510, respectively	470,322	1,341,728
Accounts receivables, related parties	-	171,072
Costs and estimated earnings in excess of billings on uncompleted contracts	-	168,890
Inventories	88,255	192,911
Prepaid expenses and other assets	101,180	172,310
Deferred offering costs	320,000	-
Total Current Assets	1,678,285	2,238,637

Non-Current Assets
Property, Plant and Equipment, Net	5,253,916	6,874,191

TOTAL ASSETS	$6,932,201	$9,112,828

See Notes to financial statements

KL Energy Corporation
Consolidated Balance Sheets (continued)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007
Current Liabilities
Lines of credit and short-term borrowings	$250,000	$380,000
Current maturities of long-term debt	1,015,482	722,873
Current maturities of subordinated debt - related party	40,000	600,000
Accounts payable	2,459,231	3,404,096
Accounts payable – related parties	353,744	441,797
Billings in excess of costs and estimated earning on uncompleted contracts	2,039,496	2,850,223
Accrued payroll	222,361	236,871
Other liabilities	307,314	26,248
Accrued deferred offering costs	320,000	-
Total Current Liabilities	7,007,628	8,662,108

Long-Term Debt
Long–term debt, less current maturities	1,401,283	2,064,949
Long-term subordinated debt - related party	560,000	-
Total Long-Term Debt, Less Current Maturities	1,961,283	2,064,949

Total Liabilities	8,968,911	10,727,057

Minority Interest in Subsidiaries	193,399	292,990

Commitments and Contingencies
Stockholders' Deficit:
Common stock, (15,623,452 shares outstanding, 150,000,000 shares authorized) $0.001 par value	15,623	-
Stockholders' contribution	-	9,000
Additional paid-in-capital	26,842	-
Accumulated deficit	(2,272,574)	(1,916,219)
Total Stockholders’ Deficit	(2,230,109)	(1,907,219)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,932,201	$9,112,828

See Notes to financial statements

KL Energy Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2008	2007
Revenue
Engineering and management contract	$4,009,825	$5,260,645
Fuel sales	2,067,690	2,558,742
Total revenue	6,077,515	7,819,387

Operating Expenses
Cost of engineering and management contract	1,959,202	2,904,619
Cost of fuel sales	2,078,765	2,344,961
General and administrative	4,752,127	2,628,480
Research and development	2,704,716	1,674,920
Total Operating Expenses	11,494,810	9,552,980

Loss from Operations	(5,417,295)	(1,733,593)

Other Income (Expense)
Other income (expense)	(165,303)	13,151
Interest income	30,204	-
Interest expense	(1,940,029)	(310,156)
Total Other Expense, Net	(2,075,128)	(297,005)

Loss before Minority Interest in Net Loss of Subsidiaries	(7,492,423)	(2,030,598)

Minority interest in net loss of subsidiaries	99,591	638,770

Net Loss	(7,392,832)	(1,391,828)

Net Loss per share, basic and diluted	$(0.47)	$(0.09)

Weighted Average Common Shares Outstanding-Proforma	15,623,452	15,623,452

See Notes to financial statements

KL Energy Corporation
Consolidated Statement of Shareholders' Deficit

	Members' Contributions	Common Stock Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Members' Deficit

Balance - December 31, 2006	$9,000				$(482,177)	$(473,177)

Distributions - 2007					(42,214)	(42,214)
Net Loss - 2007					(1,391,828)	(1,391,828)

Balance - December 31, 2007	$9,000				$(1,916,219)	$(1,907,219)

KL Process Design Group - Post Merger Net Loss - September 30, 2008					(5,120,258)	(5,120,258)
Conversion of Equity in Reverse Merger Acquisition	(9,000)	13,290,765	13,291	(7,040,768)	7,036,477	-
Conversion of Debt to Equity, Net of Unamortized Debt Discount		2,288,000	2,288	4,197,712	-	4,200,000
Equity Payment to Placement Agent Upon Conversion of Debt to Equity				(305,000)	-	(305,000)
Conversion of Derivative Liability to Equity				3,050,000	-	3,050,000
Shares issued for Accrued Interest on Convertible Debt		38,437	38	102,462	-	102,500
Issuance of Shares in Private Placement (Net of Issuance Costs of $2,557)		6,250	6	22,436	-	22,442
KL Energy Corporation - Net Loss - 4th Quarter 2008					(2,272,574)	(2,272,574)

Balance - December 31, 2008	$-	15,623,452	$15,623	$26,842	$(2,272,574)	$(2,230,109)

See Notes to financial statements

KL Energy Corporation
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net loss	$(7,392,832)	$(1,391,828)
Adjustments to reconcile net loss by (used in) operating activities:
Depreciation	1,791,768	671,580
Allowance for doubtful accounts	147,171	209,511
Minority interest in net loss of subsidiaries	(99,591)	(638,770)
Loss on the sale of fixed assets	39,644	-
Amortization of derivative liability	1,150,000
Amortization of debt issuance costs	305,000	-
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	895,307	(1,451,944)
Costs and estimated earnings in excess of billings on uncompleted contracts	168,890	(24,403)
Inventories	104,656	(93,733)
Prepaid expenses and other assets	149,626	22,992
Increase (decrease) in:
Accounts payable	(931,827)	2,723,278
Billings in excess of costs and estimated earnings on uncompleted contracts	(810,727)	2,221,955
Accrued payroll and other liabilities	369,057	184,122
Net Cash Provided by (Used In) Operating Activities	(4,113,858)	2,432,760

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(845,310)	(5,212,565)
Proceeds from the sale of fixed assets	689,080	-
Net Cash Provided by (Used in) Investing Activities	(156,230)	(5,212,565)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(130,000)	380,000
Proceeds from subordinated debt – related parties, net	-	600,000
Proceeds from note payable to Lansing Securities Corp.	250,000	-
Proceeds from long-term debt	-	2,005,013
Payments on long-term debt principle	(855,553)	(202,460)
Cash distributions paid	-	(42,214)
Proceeds from convertible debt	6,100,000	-
Debt issuance costs for convertible debt	(612,557)	-
Proceeds from issuance of common stock	25,000	-
Net Cash Provided by (Used in) Financing Activities	4,776,890	2,740,339

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and cash equivalents:	506,802	(39,466)
Beginning of Period	191,726	231,192
End of Period	$698,528	$191,726

Supplemental Disclosures of Cash Flow Information
Interest paid	$463,673	$295,816
Prepaid insurance financed with note payable	$78,496	$185,269
Equipment financed with debt	$156,000	$-
Assets returned to vendor for reduction of accounts payable	$101,093	$-
Accrued deferred offering costs	$320,000	$-
Debt issuance costs upon conversion of debt	$305,000	$-
Accrued interest converted to equity	$102,500	$-
Conversion of debt to equity	$6,100,000	$-

See Notes to financial statements

KL Energy Corporation
Notes to Financial Statements

(1) Nature of Business and Significant Accounting Policies

Nature of Business

KL Energy Corporation (“KLE” or the “Company”), a Nevada corporation, was incorporated on February 26, 2007.  On September 30, 2008, KL Energy Corporation entered into an Agreement and Plan of Merger (the “Merger”) with KL Process Design Group, Inc. (“KLPDG”), a South Dakota S corporation, which provided for the merger of KLPDG with and into the Company, and accordingly, the Company and KLPDG filed the Articles of Merger with the State of Nevada effecting the merger.  All of the outstanding membership interests of KLPDG were converted into an aggregate of 9,900,765 newly issued shares of common stock of the Company, which were issued to the former members of KLPDG.  KLE’s original stockholders retained 3,390,000 shares of stock in the merged company.

As a result of the merger, KLPDG merged with and into the Company, with the Company as the surviving corporation.  As a result of the merger, the Company succeeded to, acquired all of, the assets and liabilities of KLPDG, including all of the contractual rights and interests of KLPDG.  For accounting purposes, the merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in this report is the business and financial information of KLPDG.  In accordance with Staff Accounting Bulletin 1 Topic 4, the accumulated deficit of KLPDG as of December 31, 2008, has been included in additional paid in capital.  Pro-forma information was not presented as the financial statements of KLE were insignificant.

The Company is a biofuels technology development, licensing, and engineering firm with experience rooted in grain-based and cellulose-based ethanol process design, expansion, operations and profit optimization.  In addition, the Company, through Western Biomass Energy, LLC (WBE), has designed, built, and operates a cellulose-based ethanol (CBE 1) plant.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and is designed to convert wood products and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration facility and to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year.  A commercially viable ethanol product was not produced during the year ended December 31, 2007.  During the twelve months ended December 31, 2008, a commercially viable grade of ethanol was developed; however, the product has not been quality tested and is not yet marketed to the public.

The Company also distributes ethanol blended fuel through Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s financial statements: costs to complete on long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, going concern analysis, and the allowance for doubtful accounts.

Principles of Consolidation

The accompanying 2008 and 2007 consolidated financial statements include the results of operations and financial position of  the Company, KL Energy, LLC (KLEN), KL Management, LLC (KLM), WBE, and Patriot.  Until September 30, 2008, KLM and KLEN were 53% owned by KLPDG and the remaining 47% is owned by three other individuals and Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.  At September 30, 2008, the Company ownership interest increased to 75% for Patriot, KLM, and KLEN. WBE is 61% owned by the Company and 39% owned by various unrelated investors.

KL Energy Corporation
Notes to Financial Statements

Basis of Presentation

All material intercompany balances and transactions have been eliminated in consolidation.  Consolidated financial statements are presented as the companies are under common management and ownership, and reflect the minority owned interests in KLEN, KLM, WBE and Patriot.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company held cash in excess of federally insured limits of approximately $419,000 and $56,000 as of December 31, 2008 and 2007, respectively.

Trade Receivables

Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  Management of the Company has established an allowance for doubtful accounts based on their estimate of uncollectible accounts and is established based on historical performance that is tracked by the Company on an ongoing basis.  Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Concentration of Credit Risk

The Company had three customers who accounted for approximately 69% and 92% of revenues for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, one and two customers accounted for approximately 79% and 59% of accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Maintenance and repairs are charged to operations as incurred. Depreciation on property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Years
Plant and Plant Equipment	5
Office Furnishings and Equipment	3-7
Vehicles and Airplane	5-10

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of December 31, 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

KL Energy Corporation
Notes to Financial Statements

Deferred Offering Costs

Deferred offering costs represent placement agency fees and other direct expenses of raising financing.  Upon a successful financing, these costs are netted against the proceeds in equity. If the offering is not probable or aborted, any capitalized costs are expensed.

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at December 31, 2008 and 2007 will be revised significantly in the near term.

Contract costs include all direct material, subcontract and labor costs, and those indirect costs related to contract performance, such as labor, supply, tool, and depreciation costs.  Operating costs are charged to expense as incurred.  Revenue is reported net of sales tax collected.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed.  The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenue recognized.

Patriot provided blended fuel on consignment to service stations.  Revenue related to the sale of blended fuel by Patriot was recorded when the ethanol was sold by the service station to the end customer.

The Company had other long-term contracts whereby it is paid monthly for services provided. The Company recognized revenue when persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability was reasonably assured.

Research and Development Costs

Research and development costs consist of direct labor, depreciation, and other direct expenses incurred in the operations of the CBE plant in Upton, Wyoming and are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Included in operating expenses are advertising and promotion expenses of approximately of $60,000 and $107,000 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for future tax benefits for which realization is not considered more likely than not.

KL Energy Corporation
Notes to Financial Statements

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of December 31, 2008 and 2007 due to the relatively short maturity of these instruments.

The carrying amount of subordinated debt and other debt outstanding also approximate their fair values as of December 31, 2008 and 2007 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Derivative Instruments

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 7) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

Warranty Costs

The Company provides warranties on the engineering and construction management services it provides.  The Company has not had to provide warranty services in the past, and management does not anticipate significant warranty liability for work performed through December 31, 2008.  Therefore, no allowance for warranty costs has been recorded.

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

For the years ended December 31, 2008 and 2007, stock warrants for 3,125 and 0 shares, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.  The loss per share are shown pro-forma, as though the Merger took place on January 1, 2007.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Segment Information

The Company follows established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.  These standards define operating segments as components of a company about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. The Company has three reportable segments: engineering management, fuel sales, and biofuels.

KL Energy Corporation
Notes to Financial Statements

Recently Issued Accounting Pronouncements

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “ Effective Date of FASB Statement No. 157 ” (“FSP 157-2”), to partially defer SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The adoption of SFAS 157 and FSP 157-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings.  SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, though early adoption is permitted.  The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries. This statement requires the reporting of all non-controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non-controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non-controlling interests.  In addition, this statement provides accounting and reporting guidance related to changes in non-controlling ownership interests.  Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact of SFAS 160 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning January 1, 2009.  The impact of adopting SFAS 141R will depend on the future business combinations the Company may pursue after the effective date.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”(“SFAS 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

KL Energy Corporation
Notes to Financial Statements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Inventories

Inventories consist of the following as of:

	December 31,	December 31,
	2008	2007
Purchased Fuel	$ ---	$66,686
Raw Materials	88,255	126,225
	$88,255	$192,911

(3)  Note Receivable – Related Party

On October 9, 2008, KL Energy Corporation (the “Company” or “KLE”) entered into a term loan agreement (the “Agreement”) with O2Diesel Corporation (“O2D”) to provide up to $1.0 million in funding for working capital. In addition, the Company signed a Supply and Distribution Agreement (the “Supply Agreement”) with O2D to develop the commercial market in the United States and Canada for O2Diesel™’s cleaner burning ethanol diesel fuel blend.  O2D’s founder and Chief Executive Officer serves on the Company’s board of directors.

The Agreement provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) at an annual interest rate of 10%, with the interest rate increasing to 12% in any period in which there is a default. Pursuant to the terms of the Agreement, O2D may make additional draws upon the delivery of written requests to KLE specifying the amount and use of the funds. The Agreement matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan is to be paid on the Maturity Date. On the Maturity Date, KLE has the option of converting the outstanding loan obligation into shares of common stock of the Company at a conversion rate equal to the price of the O2D’s stock on the Maturity Date. If O2D fails to pay the loan on the Maturity Date, O2D will pay KLE an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the Agreement. As security for the loan, O2D has provided a senior security interest to O2D’s intellectual property. The Agreement and Note also contain customary events of default. There are no financial covenants related to this loan. The Company does not intend to make any additional loans to O2D. Due to O2D’s financial condition, the Company has reserved for the entire amount of the loan.

The parties also entered into a Supply Agreement, in which KLE and O2D will jointly develop the market for O2Diesel™ in the United States and Canada during a three year period. As part of the Supply Agreement, KLE has  the exclusive distribution rights of O2Diesel™ within the United States and Canada.  Within this territory, O2D is prohibited from distributing its own or any third party diesel additive and we are prohibited from purchasing any product competitive with O2Diesel™.  We are required to purchase a minimum volume of O2Diesel™ as specified in this agreement.  In the event that we do not purchase the required amount in any given year, we must pay O2D 75% of the applicable price for the number of gallons below the annual target.  Any late payments will accrue a 2% interest charge.

KL Energy Corporation
Notes to Financial Statements

(4)  Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	December 31,	December 31,
	2008	2007
Plant and Plant Equipment	$7,348,028	$6,514,969
Office Furnishings and Equipment	187,801	173,595
Vehicles and Airplane	51,698	959,999
	7,587,527	7,648,563
Less Accumulated Depreciation	(2,333,611)	(774,372)
Total Property, Plant, and Equipment, Net	$5,253,916	$6,874,191

Construction costs associated with CBE 1 are stated at cost (including direct construction costs, and capitalized interest).  The Company has also capitalized approximately $471,000 of professional engineering and construction services provided by the Company through December 31, 2008.  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $74,000 and $116,000 for the years ended December 31, 2008 and 2007, respectively.  Included in research and development expense is depreciation expense of approximately $1,718,000 and $556,000 for the years ended December 31, 2008 and 2007, respectively.

(5) Derivative Financial Instruments

Derivative Instruments

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

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 7) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value using Level 3 inputs. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

KL Energy Corporation
Notes to Financial Statements

As of December 31, 2008, the fair value of a conversion option included as a component of current liabilities that do not achieve all of the requisite conditions for equity classification in accordance with SFAS No. 133 and EITF 00-19. These free-standing derivative financial instruments arose in connection with the Company’s financing transactions described in Note 7 which consisted of the $6.1 million convertible notes.  The fair value of the conversion liability was determined to be $3,050,000 and recorded as additional debt discount.  Effective September 30, 2008, the convertible notes were converted into shares of the Company’s common stock upon closing of the Merger.   The debt discount was amortized over the life of the notes resulting in additional interest expense of $1,150,000.  The remaining unamortized debt discount of $1,900,000 at the time of the Merger was recorded to equity with the conversion.

(6) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts as of:

	December 31,	December 31,
	2008	2007
Costs Incurred on Uncompleted Contracts	$5,112,225	$3,675,301
Estimated Earnings	2,023,012	1,332,983
	7,135,237	5,008,284
Less Billings to Date	(9,174,733)	(7,689,617)
	$(2,039,496)	$(2,681,333)

Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	$ ---	$168,890
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts	(2,039,496)	(2,850,223)
	$(2,039,496)	$2,681,333)

A shareholder and former officer of the Company was also a member of the board of directors for and held an ownership interest in Customer A during this period.  The Company provided construction management and engineering services for the construction of an addition to Customer A’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to Customer A’s inability to meet contractual obligations, the Company issued a stop work order on the construction project in March, 2008. Customer A has not committed to completing the project and has taken no action to cure the stop work order. If the project is terminated prior to completion, the Company may be liable to return excess billings.

The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to Customer B of $5,980,000.   Billings on this contract exceed costs and estimated earnings by approximately $399,000 at December 31, 2008 and $970,000 at December 31, 2007.  The contract was 53.1% and 10.1% complete at December 31, 2008 and December 31, 2007, respectively, based on costs incurred to date compared to total estimated costs.  During 2008, Customer B has proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.  As of the date of this report, the change order has not been signed; however, it is likely that the scope of services will be reduced in the near term.  If the change order were to take effect, revenue would be increased by approximately $170,000 and billings in excess of revenue would be reduced by approximately $170,000 at December 31, 2008.  If the project is terminated prior to completion, the Company may be liable to return excess billings.

KL Energy Corporation
Notes to Financial Statements

(7) Financing

In July 2008, the Company received financing from Niton Capital (formerly PPM Holdings LTD) a sister company of Fair Energy S.A. totaling $3,100,000 at 10% per annum interest. In connection with the Merger, the notes were converted into an aggregate of 1,162,500 shares of our common stock.  At the time of the Merger these notes had accrued interest of approximately $77,500 which was converted into approximately 29,062 shares of common stock.  The Company paid $155,000 to a placement agency for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense over the life of the notes with any remaining unamoratized debt issuance costs being recorded as interest expense upon conversion of the notes to equity.  Upon the conversion of the notes to equity the Company incurred an additional $155,000 of placement fees, which were recorded as a reduction in equity.

In September, 2008, the Company received financing in the form of redeemable convertible promissory notes from The Green Fund, a division of Pluris Sustainable of $3,000,000 at 10% per annum interest. In connection with the merger, the notes were converted into an aggregate of 1,125,000 shares of our common stock.  At the time of the Merger these notes had accrued interest of approximately $25,000 which was converted into approximately 9,375 shares of common stock.  The Company paid $150,000 to a placement agency for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense over the life of the notes with any remaining unamoratized debt issuance costs being recorded as interest expense upon conversion of the notes to equity.  Upon conversion of the notes to equity the Company incurred an additional $150,000 of placement fees which were recorded as a reduction to equity.

Contemporaneously with the closing of the Merger, the Company issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock pursuant to the terms of the Securities Purchase Agreement dated September 30, 2008 among the Company and certain investors.  The purchase price per unit was $8.00 per unit for an aggregate price of $ 25,000.

The Security Purchase Agreement related the above financings required a registration statement be filed by the Company within 60 days of the financing. This agreement provided for a 1.5% penalty of the proceeds received for the first 30 days delinquent and an additional 1% of the proceeds received for each 30 days delinquent thereafter.  As of February 11, 2009, the Company received a waiver of any further penalties from this financing.  The total penalty amount of $152,000 is included in other expense and other liabilities at December 31, 2008.

(8) Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A.  The line of credit accrued interest payable monthly at the prime rate plus .5% (3.75% at December 31, 2008 and 7.75% at December 31, 2007). The outstanding borrowings under this agreement are $250,000 at December 31, 2008 and 2007.  The note is personally guaranteed by certain Company shareholders and collateralized by their personal property. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 plus interest, and the proceeds from a management shareholder line of credit of $75,000.  This shareholder line of credit is expected to be paid in full in May 2009.  In addition, the Company had approximately $95,000 and $55,000 in credit card liability at December 31, 2008 and 2007, respectively, guaranteed by certain shareholders.

At December 31, 2007, the Company had an additional unsecured line of credit with Wells Fargo Bank, N.A.  The line accrued interest at the prime rate plus 5.0% (12.25% at December 31, 2007) and was paid in full in February 2008.  Outstanding borrowings under this agreement are $0 and $130,000 at December 31, 2008 and 2007, respectively.  The note was personally guaranteed by certain shareholders.

KL Energy Corporation
Notes to Financial Statements

(9) Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a Company shareholder totaling $600,000 at December 31, 2008 and 2007.  This note includes interest at a variable rate, which was 5% and 7.25% at December 31, 2008 and 2007, respectively with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month beginning August 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.  In addition, if the Company receives additional financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

(10) Long-Term Debt

The following is a summary of long-term debt as of:

	December 31 2008	December 31 2007
Note payable to bank with interest at 6.5%. The note is payable $500,000 in February 2009 and twelve monthly installments of $17,560 of principal and interest beginning March 2009 with any remaining unpaid principal and interest due March 2010, secured by substantially all assets of WBE and guaranteed by certain WBE members & KLE.	$1,984,949	$2,005,013
Note payable to Lansing Securities Corp., the interest rate is at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	---
Notes to Allegiance Insurance for payment of insurance premiums, interest at 9.8%, payable in monthly principal and interest installments of $4,437.	33,816	115,386
Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.	32,000	---
Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 20% secured by equipment.	116,000	---
Note payable to finance company, with principal paid upon sale of airplane in 2008.	---	667,423
Subtotal	$2,416,765	$2,787,822
Less current maturities of long-term debt	(1,015,482)	(722,873)
Net Long-Term Debt	$1,401,283	$2,064,949

KL Energy Corporation
Notes to Financial Statements

The following are the future maturities of long-term debt for the years ending December 31:

2009	$ 1,015,482
2010	$ 1,401,283
2011	---
2012	---
2013	---
Total	$ 2,416,765

(11)  Escrow Shares

On September 30, 2008, four management shareholders entered into a Performance Escrow Agreement (“Agreement”) in conjunction with the Reverse Merger and Securities Purchase Agreement.  The Agreement calls for 9,900,765 of certain stockholders common stock to be placed in escrow until certain benchmarks are reached.  The agreement covering these shares provides that up to 20% of the escrowed shares are subject to cancellation if certain performance milestones by the Company are not met.

(12) Commitments and Contingencies

Leases

The Company leases its office space. Total rent expense under this lease was approximately $65,000 and $49,000 for the years ended December 31, 2008 and 2007, respectively.  The Company has office lease obligations that expire September 30, 2011, of approximately $65,000 for 2009, $69,000 for 2010, and $52,000 for 2011.

The Company leases land in Upton, WY for CBE 1.  As of December 31, 2008, the lease was a month-to-month lease. Total rent expense under this agreement was approximately $15,700 and $19,900 for the years ended December 31, 2008 and 2007, respectively.  Subsequent to year end, the Company signed a lease for a 2 year term with an option to extend the lease to 2013 at a lease rate of $30,000 per year.

WBE Ownership

WBE has an agreement with a wood residue supplier to supply CBE 1 with raw materials in exchange for an ownership interest in WBE.  The agreement between the two entities allows  the supplier to receive a 1% ownership interest in WBE for every 625 tons of wood residue delivered each year, up to 4% and 2,500 tons.   As of December 31, 2008 and 2007, approximately 175 tons and 660 tons, respectively, were delivered and the supplier was granted a 0% and 1% ownership interest in WBE, respectively.  The contribution of wood feed stock for ownership was valued at the fair market value of wood feedstock of $10,500 and $28,125 at December 31, 2008 and 2007, respectively.

Licensing Agreement

The Company has an agreement with the South Dakota School of Mines and Technology whereby the school granted the Company all intellectual property rights associated with joint discovery and development of any CBE technology. If a technology license is generated from this research and later sold, the Company is committed to paying a licensing fee to the school.  No licenses have been sold to date and no amounts have been recorded in the consolidated financial statements related to this agreement.

KL Energy Corporation
Notes to Financial Statements

Company Profit Share Agreement

The Company entered into a contract in 2007 whereby the Company would provide management and process improvement services to two biofuels production facilities in exchange for a standard monthly fee and a share of the customer’s profits at the end of the one-year contract term.  The Company received quarterly estimated payments of profit share amounts from one of its customers totaling approximately $157,000.  During 2008, the Company received notice from this customer that the customer would not meet profit projections and the customer requested a return of the profit share payments made.  The Company is disputing the revised profit share calculation, but has recorded a reserve against revenue and a liability for the profit share payments previously received and recognized during the year.  During 2007, one of the shareholders of the Company was a member of the Board of Managers for this customer and the Company had several other long-term agreements with this customer. The agreement was terminated in March, 2008.

Litigation

The Company is named in a personal injury claim wherein an individual working for a subcontractor was injured while working on the construction of a grain based ethanol plant.  The Company was hired by the construction manager for the plant construction.  The individual claims that an employee of the Company gave him direction to open the boiler when it was not yet cooled and as a result he suffered second and third degree burns.  The employer of this individual is seeking to subrogate its workers compensation claim.  At this time, the Company and its legal counsel are unable to predict the outcome of the case.  The Company and its legal counsel do not believe that the Company will be found negligent in this case; however, if it is found negligent, it is unlikely that the Company’s workers’ compensation insurance would cover the claim.  The amount of liability, if any, is not determinable.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such litigation will not have a material adverse effect on the Company.

(13) Retirement Plan

In 2006, the Company established a SIMPLE salary deferral plan under Section 401(k) of the Internal Revenue Code for full-time employees who meet certain eligibility requirements.  Under the provisions of the plan, employees may elect to contribute a percentage of their compensation to the plan subject to the limitations prescribed by law.  The plan provides for matching contributions by the Company up to 2% of eligible compensation.  The Company has incurred expenses of approximately $51,300 and $48,000 related to this plan for the years ended December 31, 2008 and 2007, respectively. Effective March 1, 2009, the Company discontinued this plan.

(14) Continuing Operations

During the period from its inception to December 31, 2008, the Company has incurred significant annual net losses. At December 31, 2008 and 2007, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $5,329,000 and $6,423,000 respectively, and its total liabilities exceed its total assets by approximately $2,037,000 and $1,614,000, respectively.  The grain based ethanol industry, the industry in which the Company has historically operated, is facing challenges including the rising cost of raw materials (primarily corn), increased construction costs, and a reduction in public and governmental support.  Engineering and construction management represented a substantial amount of the Company’s business and the grain based ethanol industry challenges are an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by Company contracts to fund the construction of a demonstration cellulose based ethanol plant which management considers to be the Company’s future within the ethanol industry.  Certain contractual payments that have been paid to the engineering and construction management business may have to be returned to two customers (Note 6).  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.

KL Energy Corporation
Notes to Financial Statements

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  Management has raised capital during 2008 and 2009 and continues to attempt to raise additional capital through various methods and is refocusing its business to cellulose based ethanol and the sale of cellulose based ethanol technology.  During 2008, the Company received $6,100,000 in equity financing (Note 7).  In February, 2009 the Company received an additional $4,000,000 in equity financing from investors (Note 18).

(15) Income Tax

The Company has not recorded a provision for federal or state income taxes related to continuing operations for the years ended December 31, 2008 and 2007, due to the operating losses in those years.  The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these benefits.  As of December 31, 2008 the Company had net operating loss carry forwards of $1,096,061.  Significant components related to permanent differences include losses incurred prior to the Merger and non-deductible registration statement penalties.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on technical merits of the position.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.  No unrecognized tax positions were recorded as of the date of adoption.

The Company uses the asset and liability method to account for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for future tax benefits for which realization is not considered more likely than not.

As of December 31, 2007 there was no provision for federal income taxes included in the financial statements as a result of the shareholders and members of the consolidated group being taxed on their proportionate share of the Company’s net income. However, a provision for income taxes has been included in the financial statements as of December 31, 2008 due to the Merger as discussed in Note 1.

KL Energy Corporation
Notes to Financial Statements

The following is a summary of the Company's deferred tax assets and liabilities at December 31:

	2008	2007
Financial Statement Disclosure

Deferred Tax Assets
Subsidiary income/loss	$185,202	$-
Allowance for doubtful accounts	152,213	-
Accrued vacation	14,899	-
R&D credit	6,312	-
Net operating loss	372,660	-
Total Deferred Tax Asset	731,286	-

Deferred Tax Liabilities
Prepaid expense	28,270	-
Property and equipment	10,144	-
Total Deferred Tax Liabilities	38,414	-

Net Deferred Tax Asset	692,872	-
Less Valuation Allowance	(692,872)	-

Net Deferred Taxes	-	-

A valuation allowance for the full amount of the deferred tax asset, $692,872, was recognized for the year ended December 31, 2008 as realization of the deferred tax asset is not considered more likely than not.

The income tax provision differs from the amount of income tax determined by applying the federal tax rate of 34% to pretax income due to the following:

Financial Statement Disclosure:	2008	2007

Income tax benefit at the statutory rate	$(2,548,883)	$(690,403)

Changes resulting from:
Loss prior to merger	1,756,703	690,403
Nondeductible Expenses	52,625	-
Change in valuation allowance	692,872
Other	46,683

Income Tax Benefit	$-	$-

KL Energy Corporation
Notes to Financial Statements

16) Segment Information

The Company consisted of three segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as engineering and management, fuel sales, and biofuel.  The biofuel segment is expected to begin operations starting in 2009.  The Company manages its business and aggregates it operational and financial information in accordance with three reportable segments. The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass.  Its engineering and management contract segment provides contracted engineering and project development to third party customers.  Management assesses performance and allocates resources based on discrete financial information for the biofuel and business segments.  For the biofuel segment, performance is assessed based on total operating expenses and capital expenditures.  Operating expenses for each segment include direct costs of that segment.  Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the segments.  Different assumptions or allocation methods could result in materially different results by segment.

Financial information for the Company’s business segments was as follows (in thousands):

	For the Years Ended
	December 31,
	2008	2007
Engineering and management contract	$4,010	$5,260
Fuel sales	2,068	2,559
Total Revenue	6,078	7,819

Engineering and management contract	1,959	2,905
Cost of fuel sales	2,079	2,345
Biofuel research and development	2,705	1,675
General and Administrative *	4,752	2,628
Total Operating Expenses	11,495	9,553
(Loss) from Operations:	$(5,417)	$(1,734)

Identifiable Fixed Assets:
Engineering and management contract	$240	$1,134
Fuel sales	---	---
Biofuel	7,348	6,515
Total Identifiable Fixed Assets	7,588	7,649
Less: Accumulated Depreciation	(2,334)	(774)
Total Identifiable Fixed Assets	$5,254	$6,875

Depreciation Expense:
Engineering and management contract	$74	$116
Fuel sales	---	---
Biofuel	1,718	556
Total Depreciation Expense	$1,792	$672

* The Company does not allocate or track general and administrative expenses to individual segments.

KL Energy Corporation
Notes to Financial Statements

(17)  Related Party Transactions

In addition to the related party transactions discussed in Notes 3, 6, 9, and 11, the Company had the following related party transactions and account balances as of and for the years ended December 31, 2008 and 2007:

For calendar year 2007 and up to March, 2008, three officers of KLPDG and affiliates (KLPDG was merged into KL Energy as of September 30, 2008), were board members in 2007 and the first quarter of 2008 of Midwest Renewable Energy (MRE), an ethanol plant located in Sutherland, NE. One of these board members was also an officer of MRE up to January, 2008 and all three former board members remain shareholders of MRE up to now. During the time period of 2007 and 2008 there was business transacted between the two companies wherein KLPDG, LLC, KLE, LLC and KLM, LLC, collectively contracted work for MRE on the original plant and for MRE on the expansion project-MREX (for the original plant) and had billings in 2007 and 2008 of $7,138,678 and $613,719 respectively, and had collections in 2007 and 2008 of $4,669,805 and $555,985 respectively. The Company (and/or affiliates) listed accounts payable with MRE of $327,612 and accounts receivable with MRE of $228,806, both payable and receivable amounts are presently in dispute (by both parties) as of December 31, 2008. As of December 31, 2007, the Company listed accounts payable of $377,867 and accounts receivable of $171,072 from MRE.  Also, two officers of KLPDG and affiliates were shareholders (and/ or family members were shareholders) of North Country Ethanol (NCE), an ethanol plant located in Rosholt, SD. During the time period of 2007 and 2008 there was business transacted between the two companies wherein the LLC’s (aforementioned above) collectively contracted work for NCE on their ethanol plant and had billings in 2007 and 2008 of $866,253 and $232,070 respectively, and had collections in 2007 and 2008 of $917,178 and $144,475 respectively.

(18) Subsequent Events

On February 24, 2009 the Board of Directors consummated a Securities Purchase Agreement with certain investors that resulted in the issuance of an additional 18,181,818 common stock shares, or approximately 54% of all the common shares issued and outstanding, for $4,000,000.

On February 11, 2009 the Board of Directors accepted the resignation of Randy Kramer, (the “CEO”). The CEO entered into a settlement agreement with the Company which, among other things, provided for monthly compensation payments of approximately $13,400 per month over a period from February 2009 through May 2010, release of 4,356,337 shares from an escrow agreement, repayment by the Company of a loan from the CEO, and an indemnification by the Company up to the amount of the CEO’s liabilities for certain personal loan guarantees with respect to Company debt.