Form 10-K/A
period 2008-12-31
KL Energy Corp
filed 2009-04-30
CIK 1403548

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2008

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 33-26787-D

KL Energy Corporation
(Name of small business registrant as specified in its charter)

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

As of April 29, 2009, there were 33,804,771 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference
NONE

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

TABLE OF CONTENTS

Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance	5

Item 11. Executive Compensation	11

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

Item 13. Certain Relationships and Related Transactions, and Director Independence	16

Item 14. Principal Accountant Fees and Services	19

Signatures	20

Certifications (Attached as Exhibits)

Explanatory Note

KL Energy is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “Original 10-K”). The Company is hereby amending the Original 10-K to include information that was previously incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders.  Rules promulgated under the Securities Exchange Act of 1934, as amended, require that in order to incorporate this information by reference to the proxy statement, our definitive proxy statement must be filed with the SEC not later than 120 days after the end of our fiscal year ending December 31, 2008.  Our definitive proxy statement will not be filed within that time period.

The information provided below is made as of the date of the filing of the Original 10-K. This Form 10-K/A does not reflect events that occurred after the filing of the Original 10-K.  Except for the addition of the Part III information, this Form 10-K/A does not modify or update in any other way the Original 10-K.

Background

KL Energy (formerly known as Revive-it Corp.) was incorporated on February 26, 2007 to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group, Inc. (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG and the directors and executive officers of KLPDG became our directors and officers. As a result, the information included in this report relates to the period of time following the Merger and to the new executive officers in office following the Merger.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Our Board currently has five (5) member positions. The directors’ terms continue until the next annual meeting of stockholders or until their successors are duly elected and qualified.  Nominations to our Board are governed by our bylaws and a Voting Agreement, dated September 30, 2008 (the “Voting Agreement”), by and among Pelly Management and certain significant stockholders of the Company (Mr. Corcoran, Mr. Litzen, Mr. Harstad and Mr. Kramer).  The Voting Agreement provides that the significant stockholders must vote in favor of a Board consisting of five (5) directors, with two (2) nominated by the Board, two (2) nominated by Pelly Management and one (1) nominated by agreement among the significant stockholders and Pelly Management. Of the current directors, Alain Vignon and Alan Rae have been designated as nominees by Pelly Management and Thomas Schueller and David Litzen have been designated as nominees by the Board.

There are no members of the Board that are believed by the Board to be an independent director as defined in the listing standards for the Nasdaq Global Market (“Nasdaq Listing Standards”)  As a smaller reporting company traded on the Over-the-Counter-Bulletin-Board, our directors are not required to be independent.

The following list our current directors and information regarding their principal occupations during at least the last five years.

Directors

Name	Age	Position and Experience

Thomas Schueller	56
Mr. Schueller has extensive business experience, including 10 years as a CPA with a Arthur Andersen. Mr. Schueller was a financial officer of an American Stock Exchange company, and developed and owned several businesses in Europe and the US. He was also the national President of a multi-billion dollar corporation in Europe, and has 17 years of ownership of real estate development and financial companies in the United States.  From 1992 until 2008, Mr. Schueller owned and operated Equimax Properties LLC and Buyer’s Resource Realty. Mr. Schueller received his MBA in Finance from Michigan State University.  Mr. Schueller currently provides management consulting services to the Company pursuant to a consulting agreement described below.

Alan Rae	50
Mr. Rae has over twenty-five years of diverse commercial experience in the automotive, financial and service industries as a consultant, business owner, and manager. As a founder and CEO of O2Diesel Corp. (OTCBB-OTOD) and its preceding companies since 1997, Mr. Rae has been responsible for establishing O2Diesel’s position as a leader in the development and commercialization of ethanol/diesel fuel technologies.  Mr. Rae is currently a paid consultant to Pelly Management.  Mr. Rae has also been CEO of World Class Driving Inc. since 2006 and a Director of Reostar Energy since 2007.

Alain Vignon	39
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

David Litzen	49
Mr. Litzen currently serves as Vice President of Engineering and Chief Technical Officer of the Company.  From 2004 to 2006, Mr. Litzen served as a consultant to the biofuels and petrochemical industries under the company name of Virtual Ideality, Inc..  On January 1st, 2006 he became employed by KL Process Design Group, a company which he also co-founded, as Vice President of Engineering.  He has 28 years experience in the petro-chemical industry, including 20 years as a Shell Oil senior process engineer and consultant. He has extensive background and experience in process simulation, plant process design, and process de-bottlenecking. Mr. Litzen is a registered Professional Engineer and holds a B.S. degree in chemical engineering.

Executive Officers

Name	Age	Position and Experience

Thomas Schueller	56	Executive Chairman of the Board See biographical information in “Directors” above.
Steve Corcoran	50
Chief Executive Officer, President and Treasurer
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

David Litzen	49	See biographical information in “Board Nominees” above.
Dennis Harstad	49
Vice President of Plant Operations and Secretary
Mr. Harstad has served in his current position since January 2006.  He was the Plant Manager and Construction Manager for Midwest Renewable Energy from 2004 to 2006 and member of the board of directors from 2004 to 2007. He as served as a manager of WBE since .  Mr. Harstad has over 27 years experience in agricultural and renewable energy business.

Thomas Bolan	58
Acting Chief Financial Officer
Mr. Bolan has served in his current position since April 2009.  From October 2007 through December 2008, he was the Corporate Controller for O2Diesel Corporation, a publicly-held development stage alternative fuel marketing business with whom the Company has several distribution, licensing, etc. agreements.  Prior to that, from 2002 through 2007, he was a consultant with Resources Connection, a publically-traded international professional services firm.  Mr. Bolan earned his CPA certificate in 1978 and holds a Masters Degree in Finance/Economics from the University of Connecticut.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater than 10% holders of our common stock to file with the SEC reports of ownership of our securities and changes in ownership of our securities. Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares, and upon representations from those persons, the following Securities and Exchange Commission stock ownership reports, required to be filed by those reporting persons during 2008, were not made timely.

    Messrs. Schueller, Litzen, Rae, and Vignon failed to timely file a Form 3 upon becoming officers, directors or beneficial owners, as applicable, as of September 30, 2008, the date of the Merger (defined below).

    Niton Capital and Green Fund failed to timely file Form 4 upon becoming greater than 10% owners as of  February 17, 2009.

MEETINGS AND COMMITTEES OF THE BOARD

Structure

    Our Board has an Audit Committee, a Compensation Committee, a Governance and Nominating Committee and a Disclosure Committee.  The membership, duties and responsibilities of each of these committees are described below.  The Audit and Compensation Committees each have a charter that is available for review.  at our website, http://www.klenergycorp.com/investors.htm.  The Governance and Nominating Committee and the Disclosure Committee charters have not yet been approved by the Board, but these committees generally follow the guidelines described below.

Committees

Audit Committee

The Audit Committee held one meeting in 2008.  The members of the Audit Committee are Messrs. Schueller, Vignon and Rae, of whom, only Mr. Vignon is believed by the Board to be an independent director as defined in the Nasdaq Listing Standards.  The Board has determined that each of the members of the Audit Committee is financially literate in accordance with the Nasdaq Listing Standards.  The Board has also determined that Mr. Schueller qualifies as an audit committee financial expert, as defined under SEC rules.

Under the Audit Committee Charter, the primary authority and responsibilities of the Audit Committee are to:

•	oversee the Company’s financial reporting processes;

•	provide oversight relating to the Company’s internal control over financial reporting and internal audit process and activities;

•	review and approve related party transactions;

•	prepare any report required by the SEC to be included in the Company’s annual proxy statement;

•
be directly responsible for the appointment, compensation, retention, termination and oversight of the work of the independent auditors and ensure compliance with independence requirements for auditors;

•	pre-approve of all audit and non-audit services; and

•
establish and oversee the Company’s whistleblower policy regarding submission of reports of questionable accounting practices, internal accounting controls or auditing matters and the investigation, disposition and retention of such reports.

Compensation Committee

The Compensation Committee did not meet in 2008.  The members of the Compensation Committee are Messrs. Schueller, Rae and Vignon.  None of the members of the Compensation Committee are employees of the Company.  See “Compensation Committee Interlocks and Insider Participation”.  The Compensation Committee has the power and authority of the Board to perform the following duties and to fulfill the following responsibilities:

•	Review and approve employment agreements or extensions proposed for the CEO and direct reports of the CEO;

•	Review and approve base salary increase recommendations for CEO and direct reports of the CEO;

•	Review and approve annual bonus metrics, targets and awards for executive officers;

•	Review and approve long-term incentive plan metrics, targets and awards for these persons;

•	Review and recommend to the Board any material employee compensation plan;

•	Review and approve any proposed grants or awards under a material employee compensation plan, and exercise such other power and authority as may be permitted or required under such plans;

•	Produce any annual report on executive compensation required to be included in the Company's proxy statement;

-

•	Review and approve any compensation to members of the Board;

•	Review annually the status of the management talent pool and development plans for key individuals;

•	Provide regular oversight of all severance agreements; and

•	Perform such other duties as may be delegated to it by the Board from time to time.

Nominating and Governance Committee

The Nominating and Governance Committee did not meet in 2008. The members of the Nominating Committee are Messrs. Schueller, Litzen and Rae.  The Nominating Committee’s functions are to:

•	identify individuals qualified to become Board members, consistent with criteria approved by the Board;

•	assist the Board in determining the size and composition of the Board and its committees;

•	develop and recommend to the Board, and oversee the implementation of, the Company’s corporate governance guidelines; and

•	oversee the evaluation of the Board and its committees and of management.

Subject to the Voting Agreement, the Nominating Committee identifies director candidates primarily by considering recommendations made by directors and management.  The Nominating Committee may also retain third parties to identify and evaluate director candidates.  When evaluating director candidates, the Nominating Committee considers a number of factors, such as the candidate’s background, skills, judgment, diversity and experience with companies of comparable business and size.  The Nominating Committee also considers the candidate’s experience in relation to the experience of other Board members, the candidate’s independence or lack of independence (as determined in accordance with the Nasdaq Listing Standards), and the candidate’s qualifications for committee membership.  The Nominating Committee does not assign any particular weight or priority to any of these factors and considers each director candidate in the context of the current needs of the Board as a whole.

The Nominating Committee will consider nominees recommended by stockholders; provided that the stockholder submits the director nominee and reasonable supporting material concerning the nominee by the due date for a stockholder proposal to be included in the Company’s proxy statement for the applicable annual meeting as set forth in the rules of the SEC then in effect. For more information, see “Submission of Stockholder Proposals” below.  Director candidates recommended by stockholders are evaluated in the same manner as candidates recommended by a Board member, management or a third party.  Therefore, the Board has not deemed it necessary to adopt a policy regarding consideration of candidates recommended by stockholders.

Disclosure Committee

The Disclosure Committee was formed in April 2009. The members of the Disclosure Committee are Messrs. Schueller, Corcoran and Bolan.  The Disclosure Committee’s functions are to:

•	Meet at least quarterly to receive and solicit information throughout the Company that may be material and determine the need for, and timing of, disclosure.

·	Provide input to management regarding the integrity and effectiveness of the Company's disclosure controls and procedures.

·	Communicate with the executive officers regarding all relevant information gathered by the Committee and the effectiveness of the Company's disclosures controls and procedures.

Board Meetings

In 2008, the Board held eight meetings.  All members of the Board attended at least 75% of the aggregate of the total number of Board meetings and the total number of meetings held by all committees on which such director served during 2008.

Compensation Committee Interlocks And Insider Participation

During 2008, none of our executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of our directors or a member of our Compensation Committee.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all employees, including the Company’s principal executive officer, principal financial officer and to directors.  The Code concerns, among other things, compliance with applicable law, the avoidance of conflicts of interest, no trading by a person if the person is aware of information that may be considered material, a prohibition on taking corporate opportunities, competing fairly and honestly, the Company’s efforts to provide a safe and healthful work environment, recordkeeping, confidentiality, proper use of Company assets and payments to government personnel. A stockholder can request a free copy of the Code of Ethics by writing to Perry Devine, at the corporate office of KL Energy at 306 East Saint Joseph Street, Suite 200, Rapid City, South Dakota, 57701, or obtain a copy of this document form our website http://www.klenergycorp.com/investors.htm.

Communicating with the Board of Directors

Any stockholder who wishes to contact a member of the Board of Directors of the Company may do so by sending an e-mail to our Chairman of the Board, Thomas Schueller, at tschueller@klenergycorp.com.  Alternatively, a stockholder may contact directors by writing to the following address: Board of Directors, c/o Corporate Secretary, KL Energy Corporation, 306 East Saint Joseph Street, Suite 200, Rapid City, South Dakota, 57701.  Communications received electronically or in writing will be distributed to all members of the Board as appropriate depending on the facts and circumstances outlined in the communication received.  For example, if any complaints regarding accounting, internal accounting controls and auditing matters are received, the Secretary will forward them to the Chairman of the Audit Committee for review.

ITEM 11:  EXECUTIVE COMPENSATION.

Overview and Objectives of the Compensation Program

The Company’s compensation packages to its executive officers, as determined by the Compensation Committee, are designed to enable the Company to recruit, retain and motivate a talented and diverse group of people who contribute to our success.  The packages are also intended to synchronize executive compensation with the Company’s performance, motivate executive officers to achieve our business objectives and provide strong performance incentives.  The Company’s Chief Executive Officer provides input on determining and recommending compensation packages to executive officers other than for himself. The goal of the Compensation Committee is to ensure that the packages are fair, reasonable and competitive with other companies in our industry similar in size to the Company.

In addressing compensation, the Compensation Committee attempts to balance the short term and long term components, to properly encourage and reward retention as well as to align executive pay with that of executives at comparable companies in the industry.  The Compensation Committee also focuses on aligning individual incentives with the Company's strategic and financial goals. Key incentive-based components in executive compensation packages are the annual individual performance-based incentive bonuses.

Elements of Executive Compensation Packages

       Compensation packages awarded to the Company’s executive officers are comprised of base salary and annual cash bonus awards.  The Company does not have an equity compensation plan.

Salary Determinations

Salary ranges for the Chief Executive Officer and other executives are based on an individual’s experience and prior performance, as well as the Company’s operating performance and the attainment of planned financial and strategic goals.  In addition, the Compensation Committee reviews compensation levels of similarly situated executives at companies in our industry similar in size to the Company when determining the target range of salary payable to the executive officers.  In determining their salaries and salaries for other officers, the Compensation Committee subjectively evaluates the experience, performance and attainment of initiatives, and no particular weight is given to any particular factor.  Annual salaries for the named executive officers are subject to the provisions of their respective employment agreements described below under the heading “Compensation of Executive Officers and Directors - Summary of Executive Employment Agreements”.

Bonus Determination

The Company may pay annual incentive bonuses.  Employment agreements contain maximum percentages of base salary that may be paid as annual bonuses.  Based on the Company’s performance in 2008 and the general state of the industry, the Compensation Committee determined there would be no 2008 bonus payments to executive officers.

Perquisites and Other Benefits

All Company executives are also entitled, subject to meeting certain eligibility requirements, to participate in the Company’s benefit programs, including the Company’s pension plan and its medical, dental and other benefits plans.

Chief Executive Officer Compensation

The provisions of our Chief Executive Officer (“CEO”) employment agreement and related agreements, which have been approved by the Board, determined the salary paid to him during fiscal year 2008.  In approving the compensation levels contained in the CEO’s employment agreements, the Board reviewed and considered the expected value of the leadership that he would bring to the Company.  The Board then set his compensation during the term of his employment agreement in levels that reflected his potential achievements and quality of the Company under his leadership.

Until February 11, 2009, our CEO was Mr. Kramer.  On February 11, 2009, Mr. Corcoran became our CEO and replaced Mr. Kramer.

Tax Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code and IRS Notice 2007-49, the Company may not be able to deduct certain forms of compensation in excess of $1,000,000 paid per year to its chief executive officer and its three most highly compensated officers (other than its CEO and CFO) who are employed by the Company at year-end.  The Committee believes that it is generally in the Company’s best interest to satisfy the requirements for deductibility under Internal Revenue Code Section 162(m).  Accordingly, the Committee has taken appropriate actions, to the extent it believes feasible, to preserve the deductibility of annual incentive and long-term performance awards.  However, notwithstanding this general policy, the Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Internal Revenue Code Section 162(m).

The Internal Revenue Code exempts qualifying performance-based compensation from the deduction limit if certain conditions are met.  One of the conditions is stockholder approval of the performance-based compensation provisions.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table summarizes the cash and non-cash compensation earned in 2008 awarded to or earned by individuals who served as our Chief Executive Officer, Chief Financial Officer and two other most highly compensated executive officers serving during and/or at the end of 2008 (each, a “named executive officer, collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(3)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c )	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Corcoran (1)	2008	$ 115,136	$ -	$ -	$ -	$ -	$ 2,861	$ 974	$118,971
President and CEO

David Litzen	2008	$ 129,246	$ -	$ -	$ -	$ -	$ 3,184	$ 3,030	$135,461
Vice President of Engineering

Dennis Harstad	2008	$ 118,997	$ -	$ -	$ -	$ -	$ 2,941	$ 1,384	$123,321
Vice President of Operations

Randy Kramer	2008	$ 127,723	$ -	$ -	$ -	$ -	$ 3,160	$ 1,214	$132,097
President and CEO
__________________

(1)   Mr. Corcoran became President and Chief Executive Officer on February 11, 2009 which was the same date Mr. Kramer was terminated as President and Chief Executive Officer.
(2)  Employment agreements called for annual salaries of $180,000, $175,000, $160,000 and $160,000 for Messrs. Kramer, Litzen, Harstad and Corcoran, respectively.  However, the Company's financial constraints resulted in a 10% reduction in such salaries for an indefinite period.
(3)  There were no bonuses, stock awards, option awards or non-equity plan compensation payments for any Company employee in 2008.
(4)  Represents the Company's 2008 contributions to a Simple IRA on behalf of the named executive.
(5)  Represents the Company's 2008 payments of health, dental and life insurance premiums on behalf of the named executive.

Summary of Employment Agreements with Named Executive Officers

    Each named executive officer’s employment agreement includes an annual base as noted in the table above and has a term of 10 years.  In addition, each person is eligible to receive a cash bonus of 100% of their base salary each year, in the Board’s discretion.  The named executive officers are entitled to receive reimbursement for reasonable expenses and were eligible to receive benefits generally available to employees.

           If the executive is terminated for cause, the Company must pay salary earned up to the termination date and reimburse the executive for reasonable expenses and unused vacation.  If terminated without cause or if the executive terminates his employment for good reason, the Company must continue to pay the base salary and reimburse medical and dental premiums for a severance period of 15 months, pay the executive a prorated portion of any bonus the executive would otherwise be entitled to, reimburse the executive for reasonable expenses, cause any unvested options to vest and

Under the employment agreements, executives must maintain the confidentiality of the Company’s confidential information and assign any rights to inventions or other intellectual property developed while the executive was employed by the Company.  The employment agreements contain provisions preventing an executive whose employment is terminated from competing with the Company or soliciting the Company’s employees for a period of 15 months following the employment termination.  The non-competition and non-solicitation provisions, however, do not apply if the Company terminates the executive without cause or if the executive terminated the agreement for good reason.

Consulting Agreements

    In 2009, the Company entered into consulting contracts for the positions of Executive Chairman of the Board with Thomas Schueller and Acting Chief Financial Officer with Thomas Bolan.  Mr. Schueller’s contract calls for an unspecified term and monthly payments of $12,102 plus travel costs and a $25 per diem expense reimbursement.  This contract may be terminated at any time by the Board or upon 10 days notice by Mr. Schueller.  Mr. Bolan’s contract calls for a minimum term of three months, beginning April 2, 2009 and renewable on a month-to-month basis for an unspecified period, at a rate of $75 per hour.  This contract may be terminated at any time upon 30 days notice by the Board or Mr. Bolan.

Summary of Potential Termination or Change-in-Control Payments

    The table below reflects the dollar amount of compensation to each named executive officer in the event of termination of such individual’s employment prior to the expiration of the employment agreements.  The amounts shown assume that the termination was effective December 31, 2008.

Benefits and Payments Upon Termination	Voluntary Termination on 12/31/08 ($)(1)	Termination for Cause on 12/31/08 ($)	Involuntary Termination without Cause on 12/31/08 ($)(1)	Retirement at “Normal Retirement Age” on 12/31/08 ($)	Disability on 12/31/08 ($)(2)	Death on 12/31/08 ($)(2)

Steven Corcoran
Compensation - Salary	$-	$-	$200,000	$-	$30,000	$30,000
Compensation - Bonus	$-	$-	$-	$-	$-	$-
Incentives and Benefits	$-	$-	$1,218	$-	$-	$-

David Litzen
Compensation - Salary	$-	$-	$218,750	$-	$30,000	$30,000
Compensation - Bonus	$-	$-	$-	$-	$-	$-
Incentives and Benefits	$-	$-	$3,788	$-	$-	$-

Dennis Harstad
Compensation - Salary	$-	$-	$200,000	$-	$30,000	$30,000
Compensation - Bonus	$-	$-	$-	$-	$-	$-
Incentives and Benefits	$-	$-	$1,730	$-	$-	$-

Randy Kramer
Compensation - Salary	$-	$-	$225,000	$-	$30,000	$30,000
Compensation - Bonus	$-	$-	$-	$-	$-	$-
Incentives and Benefits	$-	$-	$1,518	$-	$-	$-
__________________

(1)  Each named executive had a 10-year employment agreement commencing January 1, 2008.  Each agreement called for the executive's annual salary and medical and dental premiums to be paid for 15 months in the event of employment termination for other than cause.
(2)  Each named executive was cvered by a $30,000 AD&D insurance policy.

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

Director Compensation

    We do not compensate directors for their services as directors.  All directors receive reimbursement of expenses incurred in connection with participation in Board meetings.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth certain information, as of April 15, 2009, with respect to beneficial ownership of our common stock by each of the named executive officer (defined above), each director, each holder of more than 5% of our common stock, and all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named each have sole voting and investment power over the shares shown as owned by them.  The percentage of beneficial ownership is based on 33,804,771 shares of our common stock outstanding as of April 15, 2009.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Common Stock	% of Class
5% Stockholders:
Niton Capital	7,327,926	21.7%
Green Fund	7,270,739	21.5%
Warcoing Sucre SA	2,954,545	8.7%
Pierre de Boeck	2,954,545	8.7%

	20,507,755	60.7%

Directors and Named Executive Officers (defined above):
Randy Kramer	4,356,337	12.9%
David Litzen	4,356,337	12.9%

Steven Corcoran	594,046	1.8%
Dennis Harstad	594,046	1.8%
Thomas Schueller	-	0.0%
Thomas Bolan	-	0.0%
Alain Vignon	-	0.0%
Alan Rae	-	0.0%

All directors and executive officers as a group (8 persons)	9,900,766	29.3%

     On February 17, 2009, the company sold approximately 54% of its voting securities to certain purchasers under the Purchase Agreement, described in the “Certain Relationships and Related Transactions” section below.  Certain of the purchasers (Niton Capital and Green Fund) were existing stockholders of the Company immediately prior to the transaction, and Pierre de Boeck became a new stockholder upon closing of the Purchase Agreement.  The current ownership of these parties is reflected in the Table of Beneficial Ownership above.

           There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following summary descriptions of agreements to which we are a party are qualified in their entirety by reference to the agreement to which each summary description relates, each of which we have filed with the SEC.

In general, the Company does not have a formal policy or procedures for the review, approval or ratification of related party transactions.  The Audit Committee, under its charter, has been delegated by the Board the authority to review and approve related party transactions. Management generally seeks approval of related party transactions from the Audit Committee on a case-by-case basis.

Western Biomass Energy

The Company enters into numerous transactions with WBE throughout the year.  Mr. Corcoran and Mr. Harstad serve as managers of WBE, and the Company holds an approximate 61% ownership interest in WBE.  WBE owns our main cellulose-based ethanol facility.   The most common type of transaction we enter into with WBE is to provide engineering services as well as funding for operating and capital expenditures.   We have provided substantial funding for WBE relating to the development of our cellulosic technology.  As of December 31, 2008, WBE owed us approximately $4,456,000.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Other Subsidiaries

The Company has informal, unwritten agreements with its subsidiaries, Western Biomass Energy LLC, KL Management LLC and KL Energy LLC, regarding the funding of their operations.

     Midwest Renewable Energy (“MRE”)

    A shareholder and former officer of the Company was also a member of the board of directors for and held an ownership interest in MRE.  The Company provided construction management and engineering services for the construction of an addition to MRE’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to MRE’s inability to meet contractual obligations, the Company issued a stop work order on the construction project in March, 2008. MRE has not committed to completing the project and has taken no action to cure the stop work order. If the project is terminated prior to completion, the Company may be liable to return excess billings.

Security National Bank Loan

On March 27, 2009, Security National Bank of Omaha loaned $1,480,047 to WBE.  We are a guarantor with respect to this loan and are providing funds for WBE to make payments on this loan.  Of the amount raised in our recent financing pursuant to the Purchase Agreement (defined below), $500,000 was used to make certain payments to Security National Bank on WBE’s behalf.

O2Diesel Corporation

Mr. Rae serves as Chief Executive Officer of O2Diesel Corporation (“O2D”), a publically traded company. We have a Supply and Distribution Agreement with O2D, pursuant to which we will jointly develop the market for O2Diesel™ in the United States and Canada during a three year period. O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive. As part of the Supply Agreement, we will be the exclusive distributor of O2Diesel™ within this designated territory.  Within this territory, O2D is prohibited from distributing its own or any third party diesel additive and we are prohibited from purchasing any product competitive with O2Diesel™.  We are required to purchase a minimum volume of O2Diesel™ as specified in this agreement.  In the event that we do not purchase the required amount in any given year, we must pay O2D 75% of the applicable price for the number of gallons below the annual target.  Any late payments will accrue a 2% interest charge.  Due to O2Diesel’s financial condition, it is possible that the Company will not be able to meet these obligations.

We also have an exclusive Technology License and Services Agreement with O2D, dated March 11, 2008, pursuant to which O2D has an exclusive license to use our intellectual property, know-how and proprietary processes relating to the manufacture of ethanol from feedstocks other than simple sugar or starch.  The license is limited to certain parts of Europe, India, Russia and Brazil.  In return, O2D is required to identify opportunities for ethanol plant construction and must commence construction on a plant within five years of the date of the agreement.  In connection with such construction projects, the agreement sets forth the terms of our provision of services to O2D relating to the design and construction of ethanol facilities.   In consideration for this license, we have rights to certain royalty payments and design services fees and we will receive 1,000,000 shares of O2D common stock upon the earlier of 18 months following the effective date of the agreement or the commencement of our services with respect to a construction project initiated by O2D.

In October, 2008, we loaned $250,000 to O2D (“O2D Loan”) for O2D’s working capital purposes. The O2D Loan has an annual interest rate of 10%, with additional lending of up to $1,000,000 at our sole discretion.  The interest rate will increase to 12% in any period in which there is a continuing default.  The O2D Loan matures on March 31, 2009 and interest accruing on the loan will be paid on the maturity date. We have the option of converting the outstanding loan obligation into shares of common stock of O2D at a conversion rate equal to the price of the O2D’s stock on the maturity date. If O2D fails to pay the loan on the maturity date, O2D will pay us an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the O2D Loan. As security for the loan, O2D has provided us with a security interest in its intellectual property relating to the oxygenating of diesel fuel, including its proprietary fuel additive, O2Diesel™.  The O2D Loan and related note also contain customary events of default. There are no financial covenants related to this loan.  The Company does not intend to make any additional loans to O2D and due to the financial condition of O2D, the Company has reserved for the entire amount of the note receivable as of December 31, 2008..

Escrow Agreement

In connection with the Merger and related transactions, the Company entered into a Performance Escrow Agreement with significant stockholders (Mr. Kramer, Mr. Litzen, Mr. Corcoran and Mr. Harstad). The agreement provides that the 9,900,765 shares of common stock issued to such investors in connection with the Merger be deposited into escrow, with up to 20% of the escrowed shares subject to cancellation if certain performance milestones by the Company are not achieved.  In connection with his departure from the Company, Mr. Kramer’s shares are to be released from this Escrow Agreement.  As a result, only the shares held by Mr. Litzen, Mr. Corcoran and Mr. Harstad, or 5,544,429 shares, remain subject to the Escrow Agreement.

Loan from Executive Officer

We had a subordinated unsecured note payable to Mr. Kramer totaling $600,000 at March 31, 2009.  This note has a variable interest rate, which was 5.0% at March 31, 2009, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if we receive future equity financing, we are obligated to pay 5% of the proceeds towards principal payments on this note.

Purchase Agreement

On February 24, 2009, we consummated a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors listed on the signature pages of the Purchase Agreement who were existing investors in the Company prior to such Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company issued to these investors 18,181,818 shares of the Company’s common stock, representing approximately 54% of the total number of issued and outstanding shares of the Company’s common stock, resulting in proceeds of approximately $4,000,000 less financial advisory fees.  The Company intends to use the proceeds from the sale of shares to pay certain existing obligations and for general working capital purposes. A portion of the proceeds was used to satisfy certain loan obligations of the Company’s subsidiary, WBE, to Security National Bank of Omaha, including a one-time payment of $500,000.  Pelly Management received financial advisory fees in connection with the Purchase Agreement on the terms provided in its existing financial advisory agreement with the Company.

Registrations Rights Agreement

Certain investors, including purchasers under the Purchase Agreement, have so called “piggyback” registration rights.  In the event that we register shares on a registration statement filed with the SEC (other than a registration statement on Form S-8 or other form intended to register shares issued for compensatory purposes), such investors have the right to have their shares registered for re-sale, with certain limitations that may be imposed at the request of an underwriter of such a public sale of shares.

Voting Agreement

Certain of our significant stockholders entered into a Voting Agreement with Pelly Management, the financial adviser engaged by us with respect to private placement financing and investor relations services.  The Voting Agreement requires that the principal stockholders (Mr. Kramer, Mr. Litzen, Mr. Harstad and Mr. Corcoran) agree to vote in favor of maintaining a five-member Board of Directors, 2 of which directors will be designated by Pelly Management, 2 of which will be nominated generally by the Board and 1 of which will be nominated upon mutual agreement of Pelly Management and the significant stockholders.  The Voting Agreement will terminate upon, among other reasons, certain investors introduced to us by Pelly Management holding collectively less than 25% of our outstanding common stock held by non-affiliates.

Mr. Rae receives consulting fees from Pelly Management for services he performs from time to time for Pelly Management.  None of the services for which Mr. Rae receives fees involve the Company.  .

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

    The following table presents aggregate fees billed for professional services rendered by Ehrhardt, Keefe, Steiner & Hottman PC, our principal accountant in fiscal year 2008, and other professional service firms:

Type of Fee	2008	2007
Audit Fees (Note 1)	329,963	-
Tax Fees	-	-

All Other Fees

Total Fees	329,963	-
____________

 (1) The 2008 audit was performed by Ehrhardt, Keefe, Steiner & Hotttman PC.  These fees also include fees related to Company's initial SEC filing and its September 2008 private placement as well as out of pocket costs.

Pre-Approval Policy and Procedures for Services of Independent Public Accountants

           As part of its duties under the Audit Committee Charter, the Audit Committee annually pre-approves all audit and non-audit services performed by the Company’s auditors in order to assure that the auditors are independent from the Company.  If a type of service to be provided by the auditors has not been pre-approved during this annual process, the Audit Committee pre-approves such service on a case-by-case basis.  The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KL Energy Corporation
April 30, 2009
	By:	/s/ Steve Corcoran
Steve Corcoran, President, Chief Executive Officer, and Treasurer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Steve Corcoran	President, Chief Executive Officer, and Treasurer	April 30, 2009
Steve Corcoran

/s/ David Litzen	Director	April 30, 2009
David Litzen

/s/ Thomas Schueller	Chairman of the Board of Directors	April 30, 2009
Thomas Schueller

/s/ Alan Rae	Director	April 30, 2009
Alan Rae

/s / Alain Vignon	Director	April 30, 2009
Alain Vignon