Form 10-Q
period 2009-03-31
KL Energy Corp
filed 2009-05-15
CIK 1403548

 United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

or

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
[x] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company [ ] Yes      [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  We had 33,804,771 shares of common stock, $0.001 par value, outstanding on May 13, 2009.

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

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,148,827	$698,148
Trade receivables, net of allowance for doubtful accounts of $835,144 and $381,681, respectively	35,787	470,322
Accounts receivable - related parties	-	-
Inventories	51,277	88,255
Prepaid expenses and other assets	56,243	101,180
Deferred issuance costs	15,000	320,000
Current assets of discontinued operations	365	380
Total Current Assets	2,307,499	1,678,285

Non-Current Assets
Property, Plant and Equipment, Net	4,888,935	5,253,916

Total Assets	$7,196,434	$6,932,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilites
Lines of credit & short-term borrowings	$-	$250,000
Current maturites of long-term debt	1,875,896	1,015,482
Current maturities of subordinated debt-related party	145,000	40,000
Accounts payable	2,338,576	2,293,534
Accounts payable-related parties	178,655	353,744
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,039,496	2,039,496
Accrued payroll	383,695	222,361
Other liabilities	987,040	307,314
Accrued issuance costs	365,000	320,000
Current liabilities of discontinued operations	177,663	165,697
Total Current Liabilities	8,491,021	7,007,628

Long-term debt, less current maturities	-	1,401,283
Long-term debt-subordinated-related party	530,000	560,000
Total Long-Term Debt	530,000	1,961,283

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized, 33,804,771 and 15,623,452 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	33,805	15,623
Additional paid-in capital	3,258,660	26,842
Accumulated deficit	(5,310,451)	(2,272,574)
Noncontrolling interest	193,399	193,399
Total Stockholders' Deficit	(1,824,587)	(2,036,710)

Total Liabilities and Stockholders' Deficit	$7,196,434	$6,932,201

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue
Engineering and Management Contract	$-	$1,917,781

Total Revenue	-	1,917,781

Operating Expenses
Cost of engineering and management contract	-	804,683
General and administrative	2,214,738	1,810,695
Reseach and development	761,294	677,375
Total Operating Expenses	2,976,032	3,292,753

Loss from Operations	(2,976,032)	(1,374,972)

Other Income (Expense):
Other income (expense)	(17,522)	8,020
Interest income	42,587	8
Interest expense	(74,930)	(98,667)
Total Other Expense, Net	(49,865)	(90,639)

Loss From Continuing Operations and Before
Net Loss Attributable to Noncontrolling Interest	(3,025,897)	(1,465,611)

(Loss) income from discontinued operations	(11,980)	$33,457

Net loss attributable to noncontrolling interest	-	$70,780

Net Loss	$(3,037,877)	$(1,361,374)

Net Loss Per Share, basic and diluted:
Continuing operations	$(0.13)	$(0.06)
Discontinued operations	$(0.00)	$0.00
Total	$(0.13)	$(0.06)

Weighted Average Common Shares Outstanding-Proforma	24,107,801	24,107,801

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss from continuing operations	$(3,025,897)	$(1,394,831)
Net (loss) income from discontinued operations	(11,980)	33,457
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	485,757	459,897
Allowance for doubtful accounts	453,463	405,334
Noncontrolling interest in net loss of subsidiaries	-	(70,870)
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(18,928)	346,305
Costs and estimated earnings in excess of billings on uncompleted contracts	-	168,890
Inventories	36,978	12,081
Prepaid expenses and other assets	349,937	42,717
Current assets of discontinued operations	15	(14,866)
Increase (decrease) in:
Accounts payable	(130,047)	9,511
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(266,014)
Accrued payroll and other liabilities	886,060	34,964
Current liabilities of discontinued operations	11,966	27,582
Net Cash Provided by (Used In) Operating Activities	(962,676)	(205,843)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(120,776)	(52,617)
Proceeds from the sale of fixed assets	-	110,012
Net Cash Provided by (Used in) Investing Activities	(120,776)	57,395

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(250,000)	20,000
Proceeds from subordinated debt – related parties, net	75,000	-
Payments on long-term debt principal	(540,869)	(53,012)
Debt issuance costs for convertible debt	(750,000)	-
Proceeds from issuance of common stock	4,000,000	-
Net Cash Provided by (Used in) Financing Activities	2,534,131	(33,012)

Net Increase (Decrease) in Cash and Cash Equivalents	1,450,679	(181,460)

Cash and cash equivalents at beginning of period	698,148	182,026
Cash and cash equivalents at end of period	$2,148,827	$566

Supplemental Disclosures of Cash Flow Information
Interest paid	$75,237	$69,571

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

KL Energy Corporation (“KLE” or “Company”), a Nevada corporation, was incorporated on February 26, 2007.  On September 30, 2008, KL Energy Corporation entered into an Agreement and Plan of Merger (the “Merger”) with KL Process Design Group, LLC (“KLPDG”), a South Dakota LLC, which provided for the merger of KLPDG with and into the Company, and accordingly, the Company and KLPDG filed the Articles of Merger with the State of Nevada effecting the merger.  All of the outstanding membership interests of KLPDG were converted into an aggregate of 9,900,765 newly issued shares of common stock of the Company, which were issued to the former members of KLPDG.

As a result of the merger, KLPDG merged with and into the Company, with the Company as the surviving corporation.  The Company succeeded to, acquired all of, the assets and liabilities of KLPDG, including all of the contractual rights and interests of KLPDG.  For accounting purposes, the merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in this report is the business and financial information of KLPDG.  In accordance with Staff Accounting Bulletin 1 Topic 4, KLPDG’s accumulated deficit as of the date of Merger was included in additional paid in capital.

The Company is a biofuels technology development, licensing, and engineering firm with experience rooted in grain-based and cellulose-based ethanol process design, expansion, operations and profit optimization.  In addition, the Company, through Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and is designed to convert wood products and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration facility and to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year.  During 2008, a commercially viable grade of ethanol was developed; however, the product has not been quality tested and is not yet marketed to the public.

The Company also distributed ethanol blended fuel, through Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s consolidated financial statements: costs to complete on long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, going concern analysis, and the allowance for doubtful accounts.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy, LLC (KLEN), KL Management, LLC (KLM), WBE, and Patriot.  Until September 30, 2008, KLM and KLEN were 53% owned by KLPDG and the remaining 47% is owned by three other individuals and Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.  At September 30, 2008, the Company ownership interest increased to 75% for Patriot, KLM, and KLEN. WBE is 61% owned by the Company and 39% owned by various unrelated investors.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), issued by the Financial Accounting Standards Board (“FASB”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157 ” (“FSP 157-2”), to partially defer SFAS 157.  FSP 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The adoption of SFAS 157 and FSP 157-2 has not had a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008 the Company adopted SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings.  SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, though early adoption is permitted.  The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

Effective January 1, 2009 the Company adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”(“SFAS 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.   The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009 the Company adopted SFAS No. 160 (“SFAS 160”), “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries. This statement requires the reporting of all non-controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non-controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non-controlling interests.  In addition, this statement provides accounting and reporting guidance related to changes in non-controlling ownership interests.  The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009 the Company adopted SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  The impact of adopting SFAS 141R will depend on the future business combinations the Company may pursue after the adoption date.

Effective January 1, 2009 the Company adopted FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company held cash in excess of federally insured limits of approximately $1,802,000 (unaudited) and $419,000 as of March 31, 2009 and December 31, 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Concentration of Credit Risk

The Company had no revenue in the three months ended March 31, 2009 and had three customers who accounted for approximately 97% of revenues for the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, one and two customers accounted for approximately 98% and 79% of accounts receivable, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Deferred Issuance Costs

Deferred issuance costs at December 31, 2008 represent placement agency fees and other direct expenses of raising financing.  Upon the successful financing in February 2009, these costs were netted against the proceeds in equity.

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at March 31, 2009 and December 31, 2008 will be revised significantly in the near term.

Contract costs include all direct material, subcontract and labor costs, and those indirect costs related to contract performance, such as labor, supply, tool, and depreciation costs.  Operating costs are charged to expense as incurred.  Revenue is reported net of sales tax collected.  Provisions for estimated losses on uncompleted contracts.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

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

Patriot provided blended fuel on consignment to service stations.  Revenue related to the sale of blended fuel by Patriot was recorded when the ethanol was sold by the service station to the end customer.  This operation was discontinued in January 2009.

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

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Included in operating expenses are advertising and promotion expenses of $8,420 and $6,457 for the three months ended March 31, 2009 and 2008, respectively.

Warranty Costs

The Company provides warranties on the engineering and construction management services it provides.  The Company has not had to provide warranty services in the past, and management does not anticipate significant warranty liability for work performed through March 31, 2009.  Therefore, no allowance for warranty costs has been recorded.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.  Fair values of receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand.

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

Contemporaneously with the closing of the merger transaction, the Company issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock and a warrant to purchase one share of common stock pursuant to the terms of the Securities Purchase Agreement dated September 30, 2008 among the Company and certain investors.  The purchase price per unit was $8.00 per unit for an aggregate purchase price of $25,000.  The Company incurred an additional $2,558 of placement fees which were recorded as a reduction to equity.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 2 – Financing (continued)

On February 24, 2009, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors listed on the signature pages of the Purchase Agreement (the “Investors”).  Pursuant to the terms of the Purchase Agreement, the Company issued to the Investors 18,181,818 shares of the Company’s common stock (the “Shares”), representing approximately 60% of the total number of issued and outstanding shares of the Company’s common stock, for a purchase price of $4,000,000. The Company paid $400,000 to a placement agent for this financing.

Note 3 – Net Loss Per Common Share

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

For the three months ended March 31, 2009 and 2008, stock warrants for 3,125 and 0 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Note 4 - Operations

Continuing Operations

During the period from its inception to March 31, 2009, the Company has incurred significant annual net losses and at March 31, 2009 and December 31, 2008, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $6.0 million (unaudited) and $5.2 million, respectively.  At March 31, 2009, total liabilities exceeded total assets by approximately $1.6 million.  The grain based ethanol industry, the industry in which the Company has historically operated, has also begun to face new challenges including the rising cost of raw materials (corn), increased construction costs, and a reduction in public and governmental support. Engineering and construction management represents a substantial amount of the Company’s business and the grain based ethanol industry challenges may be an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by management contracts to fund the construction of a demonstration cellulose based ethanol plant which is considered to be the Company’s future within the ethanol industry.  Certain contractual payments that have been paid to the engineering and construction management business may have to be returned to two customers.  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  Management is continuing its efforts to raise additional capital through various methods and is refocusing its business to cellulose based ethanol.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Operations (continued)

Discontinued Operations

Through its subsidiary Patriot Motor Fuels, LLC (Patriot), the Company distributed ethanol blended fuel to two service stations located in South Dakota and Nebraska.  As a result of pricing and other competitive factors, the Patriot business was discontinued in January 2009.  This business had no assets and very slim operating margins and, as such, the income (loss) from these discontinued operations did not have an impact on earnings per share (basic or diluted).

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts consist of the following as of:

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

Costs Incurred on Uncompleted Contracts	$5,112,225	$5,112,225
Estimated Earnings	2,023,012	2,023,012
	7,135,237	7,135,237
Less Billings to Date	(9,174,733)	(9,174,733)
	$(2,039,496)	$(2,039,496)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess
Billings on Uncompleted Contracts	$ ---	$ ---
Billings in Excess of Costs and Estimated
Earnings on Uncompleted Contracts	(2,039,496)	2,039,496
	$(2,039,496)	$(2,039,496)

A former officer of the Company was a member of the board of directors for, and held an ownership interest in, one customer (“Customer A”) during this period.  The Company was providing construction management and engineering services for the construction of an addition to Customer A’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to Customer A’s inability to meet contractual obligations, KLPDG issued a stop work order on the construction project in March 2008 and has not committed to completing the construction project.  If the contract is terminated prior to completion, the Company may be liable to return excess billings.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 - Costs and Estimated Earnings on Uncompleted Contracts (continued)

The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to Customer B of $5,980,000.   There was no billing or cost activity on this project during the first quarter of 2009.  Billings on this contract exceed costs and estimated earnings by approximately $399,000 at March 31, 2009 and December 31, 2008.  The contract was 53.1% complete at March 31, 2009 and December 31, 2008 based on costs incurred to date compared to total estimated costs.  During 2008, Customer B has proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.  As of the date of this report, the change order has not been signed; however, it is likely that the scope of services will be reduced in the near term.  If the change order were to take effect, revenue would be increased by approximately $170,000 and billings in excess of revenue would be reduced by approximately $170,000 at March 31, 2009.  If the project is terminated prior to completion, the Company may be liable to return excess billings.

Note 7 – Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

Plant and plant equipment	$7,400,087	$7,348,028
Office furnishings and equipment	243,709	187,801
Vehicles and airplane	51,698	51,698
	7,695,494	7,587,527
Less accumulated depreciation	(2,806,559)	(2,333,611)
Total Property, Plant, and Equipment, Net	$4,888,935	$5,253,916

Construction costs associated with CBE 1 are stated at cost (including direct construction costs, and capitalized interest).  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $16,000 and $32,000 for the three months ended March 31, 2009 and 2008, respectively.  Included in research and development expense is depreciation expense of approximately $470,000 and $428,000 for the three months ended March 31, 2009 and 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 –Debt

Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A. that was personally guaranteed by certain Company shareholders, and collateralized by their personal property, which accrued interest payable monthly at the prime rate plus .5% (3.75% at December 31, 2008). The outstanding borrowings under this agreement were $250,000 at December 31, 2008.  This line of credit matured and was paid off in March 2009 by a Company payment of $175,000 plus interest and the proceeds from a management shareholder line of credit of $75,000.  This shareholder line of credit is expected to be paid in full in May 2009.  In addition, the Company had approximately $63,000 and $95,000 in credit card liability at March 31, 2009 and December 31, 2008, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in other liabilities in the accompanying balance sheets.

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a Company shareholder totaling $600,000 at March 31, 2009 and December 31, 2008.  This note includes interest at a variable rate, which was 5.0% at March 31, 2009 and December 31, 2008, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.  Payments of $70,000 are due on this note in the next twelve months and therefore have been classified as current.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Long-Term Debt

Long-term debt consists of the following as of:

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Note payable of WBE to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2009 with any remaining unpaid principal and interest due March 2010, secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,480,048	$1,984,949

Note payable to Lansing Securities Corp., the interest rate is at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 20%, secured by equipment.	102,623	116,000

Notes to Allegiance Insurance for payment of insurance premiums, interest at 9.8%, payable in monthly principal and interest installments of $4,437.	21,651	33,816

Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.	21,574	32,000

Subtotal	$1,875,896	$2,416,765
Less current maturities of long-term debt	(1,875,896)	(1,015,482)
Net Long-Term Debt	$-	$1,401,283

Note 9 – Income Taxes

The Company has not recorded a provision for federal or state income taxes related to continuing operations for the periods ended March 31, 2008 and 2007, due to continuing operating losses.  The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these benefits.  As of December 31, 2008 the Company had net operating loss carry forwards of approximately $1.1 million.  Significant components related to permanent differences include losses incurred prior to the Merger and non-deductible registration statement penalties.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on technical merits of the position.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.  No unrecognized tax positions were recorded as of the date of adoption.  For each of the three months ended March 31, 2009 and 2008, the current and deferred provision for income taxes was $0 (unaudited).

Note 10 – Escrow Shares

On September 30, 2008, four management stockholders entered into a Performance Escrow Agreement (“Agreement”) in conjunction with the Reverse Merger and Securities Purchase Agreement.  The Agreement calls for 9,900,765 of these stockholders’ common stock to be placed in escrow.  The stock is maintained in escrow until certain operational benchmarks are met and following aggregate funding of $23,000,000 (the “Funding”).  The operational benchmarks require certain performance measures within twelve (12) months following the Funding and twenty-four (24) months following the Funding.  In both of those measurement periods, 10% of the total escrowed shares shall be cancelled and will no longer be outstanding if the performance measures are not met.  As a result of the settlement agreement related to the resignation of the Company’s President in February 2009, that former officer’s 4,356,337 shares were released from the escrow agreement.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 - Segment Information

As of December 31, 2008 the Company consisted of three segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as contract revenue, fuel sales, and biofuel.  The fuel sales segment, which provided ethanol fuel blends to retail users, was discontinued in January 2009 as a result of competition and pricing factors.  The biofuel segment is expected to begin operations starting in late 2009.  As of March 31, 2009, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contract segment provides contracted engineering and project development to third party customers.  The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass.   Management assesses performance and allocates resources based on discrete financial information for the business segments.  For the biofuel segment, performance is assessed based on total operating expenses and capital expenditures.  Operating expenses for each segment include direct costs of that segment.  Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the segments.  Different assumptions or allocation methods could result in materially different results by segment.

Financial information for the Company’s business segments was as follows (in thousands):

	For the Three Months Ended
	Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue:
Engineering and management contract	$-	$1,918

Total Revenue	$-	$1,918

Operating Expenses:
Cost of engineering and management contract	$-	$805
General and administrative	2,215	1,811
Biofuel research and development	761	677
Total Operating Expenses	$2,976	$3,293

Loss from Operations:	$(2,976)	$(1,375)

Depreciation Expense:
Engineering and management contract	$16	$32
Biofuel research and development	470	428
Total Depreciation Expense	$486	$460

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Identifiable Fixed Assets:
Engineering and management contract	$295	$240
Biofuel research and development	7,400	7,348
Total	7,695	7,588
Accumulated depreciation	(2,806)	(2,334)
Total Identifiable Fixed Assets	$4,889	$5,254

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Shareholders’ Deficit

On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Statements – an Amendment of ARB no. 51” (“SFAS 160”) which requires that amounts attributable to a minority interest in subsidiaries are now recognized as noncontrolling interests.  As such, historically presented financial statements have been restated to include noncontrolling interests in stockholders’ deficit.  Components of noncontrolling interests as of March 31, 2009 (unaudited) and December 31, 208 (audited) are as follows:

Noncontrolling Interests

Balance at January 1, 2008	$292,990
Net loss attributable to minority interests	(99,591)
Balance at December 31, 2008	$193,399

Balance at January 1, 2009	$193,399
Net loss attributable to minority interests	-
Balance at March 31, 2009	$193,399

Note 13 - Commitments and Contingencies

Leases

The Company leases its office space. Total rent expense under this lease was approximately $15,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively.  The Company has office lease obligations that expire September 30, 2011, of approximately $65,000 for 2009, $69,000 for 2010, and $52,000 for 2011.

The Company leases land in Upton, WY for CBE 1.  In March 2009, the Company signed a lease for a 2 year term with an option to extend the lease to 2013 at a lease rate of $30,000 per year.  Prior to that, the land was leased on a month-to-month basis.  Total rent expense under this agreement was approximately $31,000 and $6,000 for the three months ended March 31, 2009 and 2008, respectively.

WBE Ownership

WBE has an agreement with a wood residue supplier to supply CBE 1 with raw materials in exchange for an ownership interest in WBE.  The agreement between the two entities allows  the supplier to receive a 1% ownership interest in WBE for every 625 tons of wood residue delivered each year, up to 4% and 2,500 tons.   During 2007, approximately 660 tons were delivered and the supplier was granted a 1% ownership interest in WBE.  The contribution of wood feed stock for ownership was valued at the fair market value of wood feedstock of approximately $13,000 and $22,000 at March 31, 2009 and December 31, 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 - Commitments and Contingencies (continued)

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

 Note 14 – Subsequent Events

Arbitration

As described in Note 6, the Company provided construction management and engineering services for the construction of a new biofuels production facility for Customer B.  Several disputes arose in connection with this project and, as a result of the parties’ inability to reach a settlement, Customer B filed a request for arbitration, as provided in the construction contract, on May 1, 2009.

Issuance of Stock

On May 13, 2009, the Company approved the issuance of 2,886,364 shares of its common stock to Pelly Management (“PM”)  in consideration of an aggregate of $635,000 in fees incurred by the Company for certain financial advisory services provided by PM since October 2008. Pursuant to the arrangement between the Company and PM, the Company was obligated to pay cash for the fees.  However, in light of the Company’s cash flow demands, the Company and PM agreed that the common shares would be issued in lieu of cash. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On May 13, 2009, the Company approved the issuance of 2,319,205 shares of its common stock to Niton Capital (“NC”) in consideration of an aggregate of $510,225 in fees incurred by the Company for certain consulting and engineering services provided by NC from July 2008 to March 2009.  Pursuant to the arrangement between the Company and NC, the Company was obligated to pay cash for the fees.  However, in light of the Company’s cash flow demands, the Company and NC agreed that the common shares would be issued in lieu of cash. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

Our engineers continue to optimize our technology both independently and in collaboration with the South Dakota School of Mines and Technology, in Rapid City, South Dakota. Based on modeling from laboratory data, we believe our process is capable of producing 80 gallons/dry ton.  We currently are capable of producing 65 gallons/dry ton in a laboratory setting.  We believe that in order to compete with other fuel alternatives currently, enzyme cost, enzyme efficiency, ethanol price, feedstock cost, and other factors will determine the amount of gallons/dry ton required to be produced.

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

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution allows for co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs relating to the sale of ethanol. This has the potential to create a truly local, and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

Future Synergistic Projects

Our modular, decentralized design also offers us better access to synergistic opportunities, such as co-locating modular CBE facilities with wood pellet production plants or biomass utilities.

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

Production Processes

Several technologies are used to convert cellulose to ethanol.  Generally speaking, these efforts follow one of three main processes:

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

Our planned process for producing cellulosic ethanol contains the following steps. While several steps are generic to other forms of ethanol production, there are other important steps that we believe are unique to us and are proprietary. The principal steps are as follows:

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

Business Strategies

For the coming year, we plan to continue to optimize our technology and to design our second CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties, as well as build and operate our own plants.   Key elements of our business strategy are:

•
Developing and supplying the technologies for commercial application to produce cellulosic ethanol from wood waste or other feedstocks.  The design and production strategy involves developing scalable facilities based on available feedstock supplies providing a commercially viable alternative to solving local communities’ energy and economic needs.

•
Owning and operating our own CBE facilities.  We intend to own and operate CBE facilities that utilize our proprietary technology.  When feasible, we intend to locate plants near other biomass facilities that provide synergistic benefits such as the benefits resulting from co-locating with wood pellet plants.

•
Developing national and international strategic partnerships and strategic alliances.  We intend to develop cellulosic ethanol projects together with partners that accelerate the commercialization of our cellulosic technology, and expand our global market presence, while gaining a competitive advantage.  These strategic partners and alliances are critical to our success in commercializing our cellulosic ethanol technology. We intend to develop cellulosic ethanol projects in conjunction with partners who will enhance our competitiveness and ability to finance our projects. Our strategy includes partners who bring key services, and capabilities to project development such as engineering, construction, as well as feedstock supplies and ethanol off-take agreements.

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

Challenges

KL Energy’s success depends on the ability to enter into and work on simultaneous projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

●	A significant portion of our business is in the research and development phase, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations;
●	We may be unable to raise debt or equity funding, upon which we will be highly dependent in the near term;
●	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us;
●	We depend on enzymes that are also in the research and development phase and represent a significant and volatile expense in the CBE production process;
●	Our industry is rapidly developing with many existing and emerging competitors and competitive technologies.

Significant Developments

Recent Financing

Our recent financing is described in Note 2 of the Notes to Consolidated Financial Statements included in this Report.

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

Liquidity and Capital Resources

At March 31, 2009, the Company had approximately $2.3 million of total current assets which primarily consisted of $2.1 million in cash and cash equivalents.  In addition, we had approximately $4.9 million of net property, plant and equipment.  Our total assets as of March 31, 2009 were approximately $7.2 million.   With $8.5 million of total current liabilities, the Company had negative working capital of approximately $6.2 million at March 31, 2009.

In February 2009, we received additional capital of approximately $4.0 million, or $3.6 million after placement fees, to fund operating activities and allow long-term borrowing commitments to remain current. We expect to rely on funds raised from this recent private placement, as well as future equity and debt offerings, to implement our growth plan and meet our liquidity needs going forward. We continue to seek additional financing but have no specific arrangements for any external financing of debt or equity and are not certain whether any such financing would be available on terms acceptable to us, if at all.

In their report dated March 27, 2009, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,480,047 at March 31, 2009.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2010, which may be extended on an annual basis if the Company is in compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE including the CBE1 plant.

We had a line of credit with Wells Fargo for borrowings up to $250,000 and at December 31, 2008 we had borrowed the full amount available.  The interest rate with respect to borrowed amounts was the prime rate used by Wells Fargo plus ..5%. This line of credit was personally guaranteed by certain persons who were officers of the Company during 2008. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 (plus interest) and by the proceeds from a line of credit of $75,000 extended to us by a current shareholder and officer of the Company.  We expect to pay this shareholder line of credit in full by May 2009.

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note has a variable interest rate, which was 5.0% at March 31, 2009 and December 31, 2008, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if we receive future equity financing, we are obligated to pay 5% of the proceeds towards principal payments on this note.

The Company also had a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

Additional current liabilities include approximately $2.0 million in current maturities of debt, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.0 million, accounts payable of approximately $2.5 million (of which approximately $179,000 was to related parties), and accrued liabilities of $1.7 million (of which approximately $384,000 was payroll related, approximately $365,000 represented accrued issuance costs and approximately $510,000 is for consulting and engineering services provided by Niton Capital).

Long-term liabilities of approximately $530,000 at March 31, 2009 represents long-term subordinated debt - related party.  Our total liabilities were approximately $9.0 million as of March 31, 2009.

On October 9, 2008, we entered into a term loan agreement (“O2D Loan”) with O2Diesel Corporation (“O2D”), a publically traded company (OTC: OTOD.PK), pursuant to which we agreed to provide O2D with up to $1,000,000 for O2D’s working capital purposes.  O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive.  The O2D Loan provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) with an annual interest rate of 10%.  The interest rate will increase to 12% in any period in which there is a continuing default.  O2D may make additional draws upon the delivery of written requests to us specifying the amount and use of the funds, which requests we may accept or deny in our discretion. The O2D Loan matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan will be paid on the Maturity Date. On the Maturity Date, we have the option of converting the outstanding loan obligation into shares of common stock of O2D at a conversion rate equal to the price of the O2D’s stock on the Maturity Date. If O2D fails to pay the loan on the Maturity Date, O2D will pay us an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the O2D Loan. As security for the loan, O2D has provided us with a security interest in its intellectual property relating to the oxygenating of diesel fuel, including its proprietary fuel additive, O2Diesel™.  The O2D Loan and related note also contain customary events of default. There are no financial covenants related to this loan.  As of the date of this report, O2D has not paid the principal or interest on the OTD Loan.  Due to O2Diesel’s financial condition, the Company does not intend to make any additional loans to O2D and the Company has reserved for the entire amount of the note receivable as of March 31, 2009.

We have provided substantial funding for WBE, a 61% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of March 31, 2009 and December 31, 2008, WBE owed us approximately $5.9 million and $2.3 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash Flow – Operating Activities

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

During the three months ended March 31, 2009, our operating activities used a net of approximately $1.0 million of cash. This reflected a loss of $3.0 million from continuing operations which was largely offset by depreciation of approximately $484,000, allowances for doubtful accounts of approximately $454,000 and an increase of approximately $886,000 in accrued payroll and other liabilities.  The increase in accrued payroll and other liabilities is attributable to the $160,000 in severance associated with the resignation of our former President as well as additional accruals for financial and advisory fees ($45,000), consulting and engineering service fees ($510,225) and audit and legal fees ($98,000).

During the three months ended March 31, 2008, our operating activities used a net of approximately $206,000 of cash. This primarily reflected a loss of approximately $1.4 million from continuing operations and a decrease of approximately $266,000 in net excess of billings over costs and estimated earnings on uncompleted contracts offset by an increase of approximately $346,000 in net trade receivables, approximately $460,000 of depreciation and allowances for doubtful accounts of approximately $405,000.

Net Cash Flow - Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 of approximately $121,000 increased by approximately $178,000 over investing activities in the three months ended March 31, 2008.  This increase was the result of purchases of property, plant, and equipment, primarily for the WBE plant and was offset by approximately $110,000 of proceeds from the sale of assets during the three months ended March 31, 2008.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was $2.5 million for the three months ended March 31, 2009. During this period, we received approximately $3.25 million (net of $750,000 in issuance fees) from the private placement of common stock.  This amount was increased by proceeds from short-term borrowings, primarily due to the restructuring of loan terms, offset by approximately $791,000 of payments on long-term debt principal and short-term borrowings.  Net cash used in our financing activities was approximately $33,000 for the three months ended March 31, 2008 primarily due to the restructuring of bank loans and subordinated debts to related parties.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenue

The Company did not record any revenue for the three months ended March 31, 2009 which was approximately $1.9 million lower than the corresponding period in 2008.  This decrease was due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease in revenue also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $3.0 million, in the three months ended March 31, 2009, were approximately $317,000 (or 9.6%) lower than the comparable period in the prior year.  The primary reason for this decrease was the absence of engineering and management contract costs in the first quarter of 2009 (compared to approximately $805,000 of such costs in the first three months of 2008) due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease was substantially offset by higher general and administrative and research and development expenses.

General and Administrative expense of $2.2 million increased approximately $404,000 (or 22%) in the three months ended March 31, 2009 compared to the $1.8 million in the three months ended March 31, 2008.  This increase was primarily attributable to the $510,225 increase in consulting and engineering services as well as higher audit and legal costs offset by lower expenses at KL Management LLC and KL Energy LLC, which were unfavorably impacted by the slowdown and/or work stoppage on existing contracts in the grain based ethanol business, as well as lower airplane operating costs.

Research and Development expense of $761,000 increased approximately $84,000 (or 12%) in the three months ended March 31, 2009 compared to the $677,000 in the three months ended March 31, 2008.  The increase is primarily related to continued efforts to enhance the operating performance of the WBE plant and achieve the yields required by potential licensees of our technology.

Other Income (Expense)

Other expense of approximately $18,000 for the three months ended March 31, 2009, primarily consisting of taxes related to earlier sale of the Company’s airplane, was approximately $26,000 unfavorable to the $8,000 of other income for the three months ended March 31, 2008.

Interest income of $43,000 for the three months ended March 31, 2009 was substantially higher than the $8 in the comparable period in 2008 primarily as a result of interest earned on overdue customer balances.

Interest expense of $75,000 decreased approximately $24,000 (or 24%) in the three months ended March 31, 2009 compared to the $99,000 in the three months ended March 31, 2008. This decrease was primarily due to the repayment of approximately $1.1 million in bank debt and loans from related parties.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures. In connection with the preparation of this Quarterly Report on Form 10-Q, our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective.

The Company’s process for internally reporting material information in a systematic manner, to allow for timely filing of material information, was flawed and there existed material weaknesses in internal control over financial reporting that contributed to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

•	appropriate segregation of duties;

•	appropriate oversight and review;

•	internal technical expertise, both from a GAAP and SEC perspective;

•	preparation, review and verification of internally developed documentation;

•	controls in place to insure that all material developments impacting the financial statements are reflected; and

•	executed agreements for significant contracts.

To remediate these weaknesses, the Company has:
•	mandated the segregation of duties regarding cash transactions;
•	increased the oversight and review functions over internally developed documentation;
•
formed a Disclosure Committee that will meet no less than on a quarterly basis to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures;

•	hired a Chief Financial Officer and outside securities counsel, both with SEC reporting experience; and
•
as needed, engaged a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances.

(b) Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as noted above, several significant changes subsequent to March 31, 2009 have been made that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company provided construction management and engineering services for the construction of a new biofuels production facility for Willmark Energy, Inc. (“Willmark”).  Several disputes arose in connection with this project and, as a result of the parties’ inability to reach a settlement, Willmark filed a request for arbitration, as provided in the construction contract, on May 1, 2009.  Willmark alleges that the Company failed to perform its design and project management duties under the construction contract, as amended, and is seeking approximately $1.5 million in damages and the release of liens the Company has placed on Willmark assets.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Form 10-K filed with the SEC on March 30, 2009.  You should consider such risk factors in addition to the other information set forth below and elsewhere in this report.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Item 2.  Unregistered Sales of Equity Securities

On February 24, 2009, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors listed on the signature pages of the Purchase Agreement (the “Investors”).  Pursuant to the terms of the Purchase Agreement, the Company issued to the Investors 18,181,818 shares of the Company’s common stock (the “Shares”), representing approximately 60% of the total number of issued and outstanding shares of the Company’s common stock, for a purchase price of $4,000,000. We made no general solicitation and we believe that the issuance of the Shares met the standards for purchases under an exemption for a non-public offering.
On May 13, 2009, the Company approved the issuance of 2,886,364 shares of its common stock to Pelly Management (“PM”) in consideration of an aggregate of $635,000 in fees incurred by the Company for certain financial advisory services provided by PM since October 2008.  Pursuant to the arrangement between the Company and PM, the Company was obligated to pay cash for the fees.  However, in light of the Company’s cash flow demands, the Company and PM agreed that the common shares would be issued in lieu of cash. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On May 13, 2009, the Company approved the issuance of 2,319,205 shares of its common stock to Niton Capital (“NC”) in consideration of an aggregate of $510,225 in fees incurred by the Company for certain consulting and engineering services provided by NC from July 2008 to March 2009.  Pursuant to the arrangement between the Company and NC, the Company was obligated to pay cash for the fees.  However, in light of the Company’s cash flow demands, the Company and NC agreed that the common shares would be issued in lieu of cash. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007

3.2	Bylaws, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2009	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan Acting Chief Financial Officer