Form 10-Q
period 2009-06-30
KL Energy Corp
filed 2009-08-14
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

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
[x] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company [ ] Yes      [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  We had 39,010,340 shares of common stock, $0.001 par value, outstanding on August 13, 2009.

Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The report includes certain forward-looking statements.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by us and are considered by us to be reasonable.  Our future operating results, however, are impossible to predict; the reader should infer no representation, guaranty or warranty from those forward-looking statements.

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

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$746,171	$698,101
Trade receivables, net of allowance for doubtful accounts of $831,896 and $381,681, respectively	35,600	470,322
Accounts receivable - related parties	1,109	-
Inventories	45,592	88,255
Prepaid expenses and other assets	36,513	101,180
Deferred issuance costs	285,000	320,000
Current assets of discontinued operations	-	427
Total Current Assets	1,149,985	1,678,285

Non-Current Assets
Property, Plant and Equipment, Net	4,437,943	5,253,916

Total Assets	$5,587,928	$6,932,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Lines of credit & short-term borrowings	$-	$250,000
Current maturities of long-term debt	2,036,040	1,015,482
Current maturities of subordinated debt-related party	100,000	40,000
Accounts payable	1,692,128	2,256,893
Accounts payable-related parties	17,640	27,312
Billings in excess of costs and estimated earnings		-
on uncompleted contracts	2,039,496	2,039,496
Accrued payroll	394,160	222,361
Other liabilities	576,007	307,314
Accrued issuance costs	-	320,000
Current liabilities of discontinued operations	367,777	528,770
Total Current Liabilities	7,223,248	7,007,628

Long-term debt, less current maturities	95,000	1,401,283
Long-term debt-subordinated-related party	500,000	560,000
Total Long-Term Debt	595,000	1,961,283

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized, 39,010,340 and 15,622,953 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	39,011	15,623
Additional paid-in capital	4,398,679	26,842
Accumulated deficit	(6,191,112)	(2,272,574)
Noncontrolling interest	(476,898)	193,399
Total Stockholders' Deficit	(2,230,320)	(2,036,710)

Total Liabilities and Stockholders' Deficit	$5,587,928	$6,932,201

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Engineering and management contract	$-	$1,086,011	$-	$3,003,792

Total Revenue	-	1,086,011	-	3,003,792

Operating Expenses
Cost of engineering and management contract	-	1,003,206	-	1,807,889
General and administrative	745,817	352,084	2,960,555	1,941,461
Research and development	808,982	747,259	1,570,276	1,424,634
Total Operating Expenses	1,554,799	2,102,549	4,530,831	5,173,984

Loss from Operations	(1,554,799)	(1,016,538)	(4,530,831)	(2,170,192)

Other Income (Expense):
Other income (expense)	28,931	1,900	11,409	9,921
Interest income	1,744	1	44,330	9
Interest expense	(26,813)	(99,524)	(101,743)	(198,177)
Total Other Expense, Net	3,862	(97,623)	(46,004)	(188,247)

Loss From Continuing Operations and Before
Net Loss Attributable to Noncontrolling Interest	(1,550,938)	(1,114,161)	(4,576,835)	(2,358,439)

Net loss attributable to noncontrolling interest	670,297	34,282	670,297	105,062

Loss From Continuing Operations	(880,641)	(1,079,878)	(3,906,538)	(2,253,377)

(Loss) income from discontinued operations	(20)	341,538	(12,000)	153,663

Net Loss	$(880,661)	$(738,340)	$(3,918,538)	$(2,099,714)

Net Loss Per Share, basic and diluted:
Continuing operations	$(0.02)	$(0.03)	$(0.13)	$(0.07)
Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
Total	$(0.02)	$(0.02)	$(0.13)	$(0.07)

Weighted Average Common Shares Outstanding-Proforma	36,436,158	36,436,158	30,306,036	30,306,036

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

	Common Stock		Stockholders'	Additional Paid-In	Accumulated	Non- controlling	Total Stock- holders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit

Balance - December 31, 2007	-	$-	$9,000	$-	$(1,916,219)	$292,990	$(1,614,229)

KL Process Design Group - post merger net loss - September 30, 2008	-	-	-	-	(5,120,258)		(5,120,258)
Conversion of equity in reverse merger acquisition	13,290,266	13,291	(9,000)	(7,040,768)	7,036,477		-
Conversion of debt to equity, net of unamortized debt discount	2,288,000	2,288	-	4,197,712	-		4,200,000
Equity payment to placement agent upon conversion of debt to equity	-	-	-	(305,000)	-		(305,000)
Conversion of derivative liability to equity	-	-	-	3,050,000	-		3,050,000
Shares issued for accrued interest on convertible debt	38,437	38	-	102,462	-		102,500
Issuance of shares in private placement (net of issuance costs of $2,557)	6,250	6	-	22,436	-		22,442
Net loss attributed to noncontrolling interests	-	-	-	-	-	(99,591)	(99,591)
KL Energy Corporation - net loss - 4th quarter 2008	-	-	-	-	(2,272,574)		(2,272,574)

Balance - December 31, 2008	15,622,953	$15,623	$-	$26,842	$(2,272,574)	$193,399	$(2,036,710)

Issuance of shares in private placement (net of issuance costs of $750,000)	18,181,818	18,182	-	3,231,818	-	-	3,250,000
Issuance of shares in settlement of payables	5,205,569	5,206	-	1,140,019	-	-	1,145,225
Net loss attributed to noncontrolling interests	-	-	-	-		(670,297)	(670,297)
Net loss	-	-	-	-	(3,918,538)	-	(3,918,538)

Balance - June 30, 2009	39,010,340	$39,011	$-	$4,398,679	$(6,191,112)	$(476,898)	$(2,230,320)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss from continuing operations	$(3,906,538)	$(2,253,377)
Net (loss) income from discontinued operations	(12,000)	153,663
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	967,118	882,764
Allowance for doubtful accounts	450,215	110,536
Noncontrolling interest in net loss of subsidiaries	(670,297)	(105,062)
Gain on sale of airplane	-	3,365
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(16,602)	1,087,363
Costs and estimated earnings in excess of billings on uncompleted contracts	-	168,890
Inventories	42,663	27,250
Prepaid expenses and other assets	384,667	85,634
Current assets of discontinued operations	427	(76,752)
Increase (decrease) in:
Accounts payable	(239,437)	(22,182)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(727,875)
Accrued payroll and other liabilities	980,717	261,022
Current liabilities of discontinued operations	(160,993)	187,483
Net Cash Provided by (Used In) Operating Activities	(2,180,060)	(217,278)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(182,436)	(119,208)
Proceeds from the sale of fixed assets	31,291	48,905
Net Cash Provided by (Used in) Investing Activities	(151,145)	(70,303)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(250,000)	120,000
Proceeds from subordinated debt – related parties, net	-	148,148
Payments on long-term debt principal	(620,725)	(110,954)
Debt issuance costs for convertible debt	(750,000)	-
Proceeds from issuance of common stock	4,000,000	-
Net Cash Provided by (Used in) Financing Activities	2,379,275	157,194

Net Increase (Decrease) in Cash and Cash Equivalents	48,070	(130,387)

Cash and cash equivalents at beginning of period	698,101	130,679
Cash and cash equivalents at end of period	$746,171	$292

Supplemental Disclosures of Cash Flow Information
Interest paid	$75,237	$69,571
Conversion of accounts payable and accrued liabilities to common stock	860,225	-
Conversion of deferred issuance costs payable to common stock	285,000	-
Settlement of accounts payable with debt	335,000	-

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

The Company also distributed ethanol blended fuel, through Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result to the severe change in the economics of the ethanol industry as well as the Company’s re-focus on cellulosic ethanol research and development efforts.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s consolidated financial statements: costs to complete on long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, going concern analysis, valuation allowance on deferred tax assets and the allowance for doubtful accounts.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy Services LLC (“KLES”, a wholly-owned subsidiary, as well as KLHC LLC (formerly known as KL Energy LLC, “KLHC”), KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”).  Until September 30, 2008, KLHC and KLM were 53% owned by KLPDG and the remaining 47% was owned by three other individuals; Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.  At September 30, 2008, the Company ownership interest increased to 75% for KLHC, KLM and Patriot. WBE is 64% owned by the Company and 36% owned by various unrelated investors.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2009 the Company adopted SFAS No. 160 (“SFAS 160”), “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries. This statement requires the reporting of all non-controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non-controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non-controlling interests.  In addition, this statement provides accounting and reporting guidance related to changes in non-controlling ownership interests.  The Company adopted SFAS 160 on January 1, 2009 and has reflected the required disclosures herein..

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

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being “available to be issued” and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim financial periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”).  SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”).  This statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”).  Effective July 1, 2009, the Codification becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  This statement will be effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact to our consolidated financial position, results of operations or cash flows.  The adoption will require us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the Codification.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company held cash in excess of federally insured limits of approximately $440,000 (unaudited) and $419,000 as of June 30, 2009 and December 31, 2008, respectively.

Trade Receivables

Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  Management of the Company has established an allowance for doubtful accounts based on their estimate of uncollectible accounts and is established based on historical performance that is tracked by the Company on an ongoing basis.  Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as revenue when received.

Concentration of Credit Risk

The Company had no revenue in the three or six months ended June 30, 2009 and had two customers who accounted for approximately 70% and 77% of revenues for the three and six months ended June 30, 2008, respectively.  At June 30, 2009 and December 31, 2008, one and two customers accounted for approximately 100% and 79% of accounts receivable, respectively.

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

Deferred Issuance Costs

Deferred issuance costs at December 31, 2008 represent placement agency fees and other direct expenses of raising financing.  Upon the successful financing in February 2009, these costs were netted against the proceeds in equity.  In May 2009, additional shares of the Company’s common stock were issued in full payment of financial advisor fees through September 2010 and the fair value of those shares are reflected in the June 30, 2009 balance of deferred issuance costs.

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at June 30, 2009 and December 31, 2008 will be revised significantly in the near term.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Revenue and Cost Recognition (continued)

The Company had other long-term contracts whereby it is paid monthly for services provided. The Company recognized revenue when persuasive evidence of an arrangement exists and services are provided, the price is fixed and determinable, and collectability was reasonably assured.

Research and Development Costs

Research and development costs consist of direct labor, depreciation, and other direct expenses incurred in the operations of the CBE plant in Upton, Wyoming and are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Included in operating expenses are advertising and promotion expenses of $9,876 and $18,296 and $6,164 and $12,621 for the three and six months ended June 30, 2009 and 2008, respectively.

Warranty Costs

The Company provides warranties on the engineering and construction management services it provides.  The Company has not had to provide warranty services in the past, and management does not anticipate significant warranty liability for work performed through June 30, 2009.  Therefore, no allowance for warranty costs has been recorded.

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

For the three and six months ended June 30, 2009, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants issued or outstanding for the three and six months ended June 30, 2008.

Note 4 - Operations

Continuing Operations

During the period from its inception to June 30, 2009, the Company has incurred significant annual net losses and at June 30, 2009 and December 31, 2008, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $6.1 million (unaudited) and $5.3 million, respectively.  At June 30, 2009, total liabilities exceeded total assets by approximately $2.2 million.  The grain based ethanol industry, the industry in which the Company has historically operated, has also begun to face new challenges including the rising cost of raw materials (corn), increased construction costs, and a reduction in public and governmental support. Engineering and construction management represents a substantial amount of the Company’s business and the grain based ethanol industry challenges may be an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by management contracts to fund the construction of a demonstration cellulose based ethanol plant which is considered to be the Company’s future within the ethanol industry.  Certain contractual payments that have been paid to the engineering and construction management business may have to be returned to two customers.  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  Management is continuing its efforts to raise additional capital through various methods and is refocusing its business to cellulose based ethanol.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Operations (continued)

Discontinued Operations

Through its Patriot subsidiary, the Company distributed ethanol blended fuel to two service stations located in South Dakota and Nebraska.  As a result of pricing and other competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KLM, which managed ethanol facilities for third parties, and KLEN, which sold wholesale ethanol.  Both businesses were discontinued as a result to the severe change in the economics of the ethanol industry as well as the Company’s re-focus on cellulosic ethanol research and development efforts. These businesses had no assets and very slim operating margins and, as such, the income (loss) from these discontinued operations did not have an impact on earnings per share (basic or diluted).

Note 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts consist of the following as of:

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Costs Incurred on Uncompleted Contracts	$5,112,225	$5,112,225
Estimated Earnings	2,023,012	2,023,012
	7,135,237	7,135,237
Less Billings to Date	(9,174,733)	(9,174,733)
	$(2,039,496)	$(2,039,496)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess
Billings on Uncompleted Contracts	$ ---	$ ---
Billings in Excess of Costs and Estimated
Earnings on Uncompleted Contracts	(2,039,496)	(2,039,496)
	$(2,039,496)	$(2,039,496)

A former officer of the Company was a member of the board of directors for, and held an ownership interest in, one customer (Midwest Renewable Energy, LLC, "MRE") during this period.  The Company was providing construction management and engineering services for the construction of an addition to MRE’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to MRE’s inability to meet contractual obligations, the Company issued a stop work order on the construction project in March 2008 and has not committed to completing the construction project.  Several disputes arose in connection with this project that were not able to be resolved and, as described in Note 13, this resulted in MRE filing a lawsuit on June 30, 2009 against the Company and its affiliates and current and prior officers and owners.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

 Note 5 - Costs and Estimated Earnings on Uncompleted Contracts (continued)

The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to another customer (Willmark Energy, Inc., “Willmark”) of $5,980,000.   There was no billing or cost activity on this project during the first six months of 2009.  Billings on this contract exceed costs and estimated earnings by approximately $399,000 at June 30, 2009 and December 31, 2008.  The contract was 53.1% complete at June 30, 2009 and December 31, 2008 based on costs incurred to date compared to total estimated costs.  During 2008, Willmark proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.  As of the date of this report, the change order has not been signed; however, it is likely that the scope of services will be reduced in the near term.  If the change order were to take effect, revenue would be increased by approximately $170,000 and billings in excess of revenue would be reduced by approximately $170,000 at June 30, 2009.  If the project is terminated prior to completion, the Company may be liable to return excess billings.  Several disputes arose in connection with this project and, as a result of the parties’ inability to reach a settlement, Willmark filed a request for arbitration, as provided in the construction contract, on May 1, 2009.  This arbitration is still in its initial stages and discovery has not yet commenced.

Note 6 – Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	June 30,	December 31,
	2009	2008
Plant and plant equipment	$7,408,042	$7,348,028
Office furnishings and equipment	264,054	187,801
Vehicles and airplane	51,698	51,698
	7,723,794	7,587,527
Less accumulated depreciation	(3,285,851)	(2,333,611)
Total property, plant, and equipment, net	$4,437,943	$5,253,916

Construction costs associated with CBE 1 are stated at cost (including direct construction costs, and capitalized interest).  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $14,000 and $30,000 and $16,000 and $49,000 for the three and six months ended June 30, 2009 and 2008, respectively.  Included in research and development expense is depreciation expense of approximately $469,000 and $937,000 and $422,000 and $834,000 for the three and six months ended June 30, 2009 and 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 –Debt

Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A. that was personally guaranteed by certain Company shareholders, and collateralized by their personal property, with accrued interest payable monthly at the prime rate plus .5% (3.75% at December 31, 2008). The outstanding borrowings under this agreement were $250,000 at December 31, 2008.  This line of credit matured and was paid off in March 2009 by a Company payment of $175,000 plus interest and the proceeds from a management shareholder line of credit of $75,000.  This shareholder line of credit was paid in full in June 2009.

In addition, the Company had approximately $46,000 and $95,000 in credit card liability at June 30, 2009 and December 31, 2008, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in accounts payable in the accompanying balance sheets.

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a Company shareholder totaling $600,000 at June 30, 2009 and December 31, 2008.  This note includes interest at a variable rate, which was 5.0% at June 30, 2009 and December 31, 2008, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.  Payments of $100,000 are due on this note in the next twelve months and therefore have been classified as current at June 30, 2009.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 –Debt (continued)

Long-Term Debt

Long-term debt consists of the following as of:

	June 30,	December 31,
	2009	2008
	(unaudited)
Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2009 with any remaining unpaid principal and interest due March 2010, secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,452,256	$1,984,949

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010	335,000	-

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

Notes to Allegiance Insurance for payment of insurance premiums, interest at 9.8%, payable in monthly principal and interest installments of $4,437.	8,766	33,816

Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.	10,909	32,000

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 20% secured by equipment.	74,108	116,000

Subtotal	$2,131,040	$2,416,765
Less current maturities of long-term debt	(2,036,040)	(1,015,482)
Net Long-Term Debt	$95,000	$1,401,283

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Income Taxes

The Company has not recorded a provision for federal or state income taxes related to continuing operations for the periods ended June 30, 2008 and 2007, due to continuing operating losses.  The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these benefits.  As of December 31, 2008 the Company had net operating loss carry forwards of approximately $1.1 million.  Significant components related to permanent differences include losses incurred prior to the Merger and non-deductible registration statement penalties.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on technical merits of the position.  As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.  No unrecognized tax positions were recorded as of the date of adoption.  For each of the three and six months ended June 30, 2009 and 2008, the current and deferred provision for income taxes was $0 (unaudited).

Note 9 – Common Stock Activity

On September 30, 2008, four management stockholders entered into a Performance Escrow Agreement (“Agreement”) in conjunction with the Reverse Merger and Securities Purchase Agreement.  The Agreement calls for 9,900,765 of these stockholders’ common stock to be placed in escrow.  The stock is maintained in escrow until certain operational benchmarks are met and following aggregate funding of $23,000,000 (the “Funding”) The operational benchmarks require certain performance measures within twelve (12) months following the Funding and twenty-four (24) months following the Funding.  In both of those measurement periods, 10% of the total escrowed shares shall be cancelled and will no longer be outstanding if the performance measures are not met.  As a result of the settlement agreement related to the resignation of the Company’s President in February 2009, that former officer’s 4,356,337 shares were released from the escrow agreement.  The other 5,544,428 shares remain in escrow.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Common Stock Activity (continued)

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

On August 14, 2009, the Company approved the issuance of 48,082 and 46,531 shares of its common stock to Niton Capital and Green Fund, respectively, in consideration of an aggregate of $76,931 and $74,449, respectively, in interest penalties incurred by the Company for not filing a timely registration statement within sixty days after the Merger.  These penalties were accrued as of June 30, 2009 and are included in Other Liabilities in the consolidated financial statements.  In light of the Company’s cash flow demands, all parties agreed that common shares would be issued to settle these obligations. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 10 - Segment Information

As of December 31, 2008 the Company consisted of three segments, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” identified as engineering and management contract, fuel, and biofuel.  The fuel segment, which provided ethanol fuel blends to retail users, was discontinued in January 2009 as a result of competition and pricing factors.  As of June 30, 2009, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contract segment provides contracted engineering and project development to third party customers.  Despite the lack of activity in this segment during the first six months of 2009, while the Company focused its resources on biofuel research and development, management believes this will be a viable business segment in the near future.  The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass and is expected to begin operations starting in late 2009.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Engineering and Management Contract	$-	$1,086	$-	$3,004
Total Revenue	$-	$1,086	$-	$3,004

Operating Expenses
Cost of Engineering and Management Contract	$-	$1,003	$-	$1,808
General and Administrative	746	352	2,961	1,941
Research and Development	809	747	1,570	1,425
Total Operating Expenses	$1,555	$2,103	$4,531	$5,174

(Loss) from Operations:	$(1,555)	$(1,017)	$(4,531)	$(2,170)

Identifiable Fixed Assets:			As of June 30, 2009	As of December 31, 2008
			(unaudited)	(unaudited)
Engineering and management contract			$316	$240
Biofuel research and development			7,408	7,348
Total			7,724	7,588
Accumulated Depreciation			(3,286)	(2,334)
Total Identifiable Fixed Assets			$4,438	$5,254

Note 11 – Noncontrolling Interests

On January 1, 2009, we adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Statements – an Amendment of ARB no. 51” (“SFAS 160”) which requires that amounts attributable to a minority interest in subsidiaries are now recognized as noncontrolling interests.  In addition, losses which exceed the minority interest in the equity capital of the subsidiary must also be recognized.  (During the three months ended March 31, 2009, the amount of such losses for WBE were not considered material.  However, based on the continuing losses of this business, management determined that such losses should be recorded and the amount recognized as of June 30, 2009 was for the first six months of 2009.)  As such, historically presented financial statements have been restated to include noncontrolling interests in stockholders’ deficit.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Shareholders’ Deficit (continued)

Components of noncontrolling interests as of June 30, 2009 (unaudited) and December 31, 2008 (audited) are as follows:

Noncontrolling Interests

Balance at January 1, 2008	$292,990
Net loss attributable to minority interests	(99,591)
Balance at December 31, 2008	$193,399

Balance at January 1, 2009	$193,399
Net loss attributable to minority interests	(670,297)
Balance at June 30, 2009	$(476,898)

Note 12 - Commitments and Contingencies

Leases

The Company leases its office space. Total rent expense under this lease was approximately $16,200 and $31,200 and $12,375 and $34,000 for the three and six months ended June 30, 2009 and 2008, respectively.  The Company has office lease obligations that expire September 30, 2011, of approximately $63,000 for 2009, $67,000 for 2010, and $52,000 for 2011.

The Company leases land in Upton, WY for CBE 1.  In March 2009, the Company signed a lease for a 2 year term with an option to extend the lease to 2013 at a lease rate of $30,000 per year.  Prior to that, the land was leased on a month-to-month basis.  Total rent expense under this agreement was approximately $7,500 and $38,500 and $3,600 and $7,200 for the three and six months ended June 30, 2009 and 2008, respectively.

WBE Ownership

WBE has an agreement with a wood residue supplier to supply CBE 1 with wood residue raw materials (“feedstock”) in exchange for an ownership interest in WBE.  The agreement between the two entities allows the supplier to receive a 1% ownership interest in WBE for every 625 tons of feedstock delivered each year, up to a 4% ownership interest and 2,500 tons.   From the agreement’s inception through June 30, 2009, approximately 835 tons of feedstock were delivered and the supplier was granted a 1% ownership interest in WBE.  The contribution of feedstock for ownership was valued at the fair market value of wood feedstock of approximately $5,000 and $22,000 at June 30, 2009 and December 31, 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 - Commitments and Contingencies (continued)

Licensing Agreement

The Company has an agreement with the South Dakota School of Mines and Technology (“SDSM&T”) whereby SDSM&T granted the Company all intellectual property rights associated with joint discovery and development of any CBE technology.  No licenses have been sold to date and no amounts have been recorded in the consolidated financial statements related to this agreement.  In August 2009, the Company notified SDSM&T that it was electing to terminate this agreement.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.  Additional information regarding litigation may be found in Part II – Item 1 of this report.

Note 13 – Subsequent Events

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Consolidated Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and nonrecognized. For the period ended June 30, 2009, subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued or were available to be issued.

On June 30, 2009, a lawsuit was brought in the District Court of Lincoln County, Nebraska against the Company, KL Management, LLC, KL Energy, LLC, Patriot Motor Fuels, LLC, Randy Kramer, David Litzen, Dennis Harstad and Steve Corcoran.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company and the named subsidiaries of the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleges, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence, relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  The Company intends to vigorously defend itself as well as to pursue claims it believes it has against MRE relating to the same underlying matters.

The Defendants, with the exception of Randy Kramer, have filed a motion in the District Court of Lincoln County to compel MRE to arbitrate its claims against all defendants and to stay the civil proceedings pending the arbitration.  The Court will hear oral arguments on that motion on September 28, 2009.

The Company filed a demand for arbitration with the American Arbitration Association ("AAA") alleging that MRE breached its contractual obligations to the Company with respect to the expansion construction, thereby causing damages to the Company and excusing any non-performance by the Company.  KL Management, LLC (“KLM”) filed a demand for arbitration with the AAA alleging that MRE breached its contractual obligations to KLM with respect to the management of the existing ethanol facility.  KLHC (formerly known as KL Energy, LLC, “KLHC”) filed a demand for arbitration with the AAA alleging that MRE breached its contractual obligations to KLHC with respect to the marketing of ethanol at MRE's facilities.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Subsequent Events (continued)

On August 11, 2009, the Company received $1,000,000 from two existing investors, Pedro de Boeck and Green Fund (“Investors”).  The related Securities Purchase Agreement calls for each of the Investors to be issued 2,272,727 shares of the Company’s common stock.  These funds will be used for working capital purposes and this stock will be issued in August 2009.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On August 14, 2009, the Company approved the issuance of 48,082 and 46,531 shares of its common stock to Niton Capital and Green Fund, respectively, in consideration of an aggregate of $76,931 and $74,449, respectively, in interest penalties incurred by the Company for not filing a timely registration statement within sixty days after the Merger.  These penalties were accrued as of June 30, 2009 and are included in Other Liabilities in the consolidated financial statements.  In light of the Company’s cash flow demands, all parties agreed that common shares would be issued to settle these obligations. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, our current focus is on owning and operating cellulose based ethanol ("CBE") facilities that utilize our technology, and designing CBE facilities for, and licensing our proprietary CBE technology to, third-party participants in the CBE industry.

Initially, KLPDG created expansion programs for grain-based ethanol (“GBE”) facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of CBE facilities. While we will continue to offer design and engineering services to optimize existing GBE facilities, our emphasis in the future will be on CBE facilities.

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

Our engineers continue to optimize our technology in cooperation with the South Dakota School of Mines and Technology, in Rapid City, South Dakota. Based on modeling from laboratory data, we believe our process is capable of producing 90 gallons/dry ton.  We currently are capable of producing 65 gallons/dry ton in a laboratory setting and have consistently produced 45 gallons per dry ton at our pilot facility.

Through Western Biomass Energy, LLC (“WBE” or “CBE 1”), a majority owned affiliate of ours, we have designed, constructed and currently operate what we believe to be the first commercial, modern-era, second generation CBE plant in the United States.  This plant was designed to both facilitate research and operate commercially. This flexible design concept allows us to continue to research and refine our conversion technology while also demonstrating the commercial potential for this type of facility. A key part of our business model is the design of scalable, custom-designed CBE plants based on the economics of the project, including the geographic area and feedstock.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution allows for co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs relating to the sale of ethanol. This has the potential to create a truly local and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating CBE facilities with wood pellet production plants or biomass utilities.

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

Our CBE process also produces a liquid co-product that contains high nutritional value for poultry, much like the syrup product from a corn ethanol plant, which can be used as a feed supplement.   This liquid co-product can also be used as a energy source.

We do not currently have such synergistic projects planned for construction.

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

Business Strategies

For the coming year, we plan to continue to optimize our technology and to design additional CBE facilities.  Key elements of our business strategy are:

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

Challenges

KL Energy’s success depends on the ability to enter into and work on simultaneous projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

●	A significant portion of our business is in the scale-up and demonstration phase, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations;
●	We may be unable to raise debt or equity funding, upon which we will be highly dependent in the near term;

●	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us;
●	We depend on enzymes that are also in the research and development phase and represent a significant and volatile expense in the CBE production process;

●	Our industry is rapidly developing with many existing and emerging competitors and competitive technologies.

Significant Developments

Recent Financing

Our recent financing is described in Note 2 and Note 13 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

Subsequent Events

Information regarding subsequent events may be found in Note 13 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

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

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future. KL Energy Services LLC (“KLES”, a wholly-owned subsidiary, as well as KLHC LLC (formerly known as KL Energy LLC, “KLHC”), KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”) are Limited Liability Companies for income tax purposes. Accordingly, taxable income or losses of these companies are reported on the income tax returns of the members.

Liquidity and Capital Resources

At June 30, 2009, the Company had approximately $1.1 million of total current assets which primarily consisted of $746,000 in cash and cash equivalents and $285,000 of deferred issuance costs.  In addition, we had approximately $4.4 million of net property, plant and equipment.  Our total assets as of June 30, 2009 were approximately $5.6 million.   With $7.2 million of total current liabilities, the Company had negative working capital of approximately $6.1 million at June 30, 2009.

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

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,452,256 at June 30, 2009.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2010, which may be extended on an annual basis if the Company is in compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE including the CBE1 plant.

We had a line of credit with Wells Fargo for borrowings up to $250,000 and at December 31, 2008 we had borrowed the full amount available.  The interest rate with respect to borrowed amounts was the prime rate used by Wells Fargo plus ..5%. This line of credit was personally guaranteed by certain persons who were officers of the Company during 2008. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 (plus interest) and by the proceeds from a line of credit of $75,000 extended to us by a current shareholder and officer of the Company.  This latter amount (plus interest) was paid off in June 2009.

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note has a variable interest rate, which was 5.0% at June 30, 2009 and December 31, 2008, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if we receive future equity financing, we are obligated to pay 5% of the proceeds towards principal payments on this note.

The Company also had a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

In June 2009, the Company negotiated a repayment of its overdue payables to Hermanson Egge, a vendor that supplied construction services to WBE.   The repayment arrangement is unsecured, requires no interest payments and includes the following schedule of payments:  $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.  Up to $75,000 of this payable may be reduced in exchange for the Company engaging Hermanson Egge to provide future engineering services with scheduled completion and payment dates not later than December 1, 2010.

Additional current liabilities include approximately $504,000 in current maturities of debt, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.0 million, accounts payable of approximately $1.7 million (of which approximately $18,000 was to related parties), and accrued liabilities of $1.3 million (of which approximately $394,000 was payroll related, approximately $140,000 is for consulting and engineering services provided by Niton Capital, approximately $90,000 for accrued legal and audit fees, approximately $368,000 represented liabilities of discontinued operations of KLM, KLEN and Patriot and an accrued $152,000 Securities Purchase Agreement penalty related to the non-timely filing of a registration statement with the SEC).

Long-term liabilities of approximately $605,000 at June 30, 2009 represent long-term subordinated indebtedness to a related party ($500,000) and the non-current portion of the note payable to Hermanson Egge ($105,000).  Our total liabilities were approximately $7.8 million as of June 30, 2009.

On October 9, 2008, we entered into a term loan agreement (“O2D Loan”) with O2Diesel Corporation (“O2D”), a publically traded company (OTC: OTOD.PK), pursuant to which we agreed to provide O2D with up to $1,000,000 for O2D’s working capital purposes.  O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive.  The O2D Loan provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) with an annual interest rate of 10%.  The interest rate increases to 12% in any period in which there is a continuing default.  O2D was able to make additional draws upon the delivery of written requests to us specifying the amount and use of the funds, which requests we may accept or deny in our discretion. The O2D Loan matured on March 31, 2009 (“Maturity Date”). Interest accruing on the loan was required to be paid on the Maturity Date. On the Maturity Date, we had the option of converting the outstanding loan obligation into shares of common stock of O2D at a conversion rate equal to the price of the O2D’s stock on the Maturity Date. If O2D fails to pay the loan on the Maturity Date, O2D is required to pay us an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the O2D Loan. As security for the loan, O2D provided us with a security interest in its intellectual property relating to the oxygenating of diesel fuel, including its proprietary fuel additive, O2Diesel™.  The O2D Loan and related Note also contain customary events of default. There are no financial covenants related to this loan.  As of March 31, 2009, O2D defaulted on this Note and, due to O2Diesel’s financial condition, the Company determined it would not make any additional loans to O2D and the Company reserved for the entire amount of the note receivable.  Our previously outstanding $250,000 loan to O2Diesel™ Corporation was purchased in April 2009 by Energenics Holdings Pte Ltd, a Singapore corporation.

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of June 30, 2009 and December 31, 2008, WBE owed us approximately $6.8 million and $4.3 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

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

During the six months ended June 30, 2009, our operating activities used a net of approximately $2.2 million of cash. This reflected a loss of approximately $3.9 million from continuing and discontinued operations which was largely offset by depreciation of approximately $967,000, allowances for doubtful accounts of approximately $450,000 and an increase of approximately $981,000 in accrued payroll and other liabilities offset by decreases of approximately $239,000 and $161,000 in accounts payable and current liabilities of discontinued operations, respectively.

During the six months ended June 30, 2008, our operating activities used a net of approximately $217,000 of cash. This primarily reflected a net loss of approximately $2.1 million from continuing and discontinued operations and a decrease of approximately $728,000 in net excess of billings over costs and estimated earnings on uncompleted contracts offset by an increase of approximately $1.1 million in net trade receivables, depreciation of approximately $883,000, increases of approximately $261,000 and $187,000 in accrued payroll and other liabilities and current liabilities of discontinued operations, respectively.

Net Cash Flow - Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 of approximately $151,000 increased by approximately $81,000 over investing activities in the six months ended June 30, 2008.  This increase was the result of approximately $63,000 higher purchases of property, plant, and equipment, primarily for the WBE plant, offset by approximately $18,000 of higher proceeds from the sale of assets during the six months ended June 30, 2008.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was approximately $2.4 million for the six months ended June 30, 2009. During this period, we received approximately $3.2 million (net of $750,000 in issuance fees) from the private placement of common stock.  This amount was offset by approximately $871,000 of payments on long-term debt principal and short-term borrowings.  Net cash used in our financing activities was approximately $157,000 for the six months ended June 30, 2008 primarily due to the restructuring of bank loans.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenue

The Company did not record any revenue for the three months ended June 30, 2009 which was approximately $1.1 million lower than the corresponding period in 2008.  This decrease was due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease in revenue also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $1.6 million, in the three months ended June 30, 2009, were approximately $548,000 (or 26%) lower than the comparable period in the prior year.  The primary reason for this decrease was the absence of engineering and management contract costs in the second quarter of 2009 (compared to approximately $1.0 million of such costs in the second quarter of 2008) due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease was substantially offset by higher general and administrative and research and development expenses.

General and Administrative expense of $746,000 increased approximately $394,000 (or 112%) in the three months ended June 30, 2009 compared to the $352,000 in the three months ended June 30, 2008.  This increase was primarily attributable to the $140,000 increase in consulting and engineering services as well as higher audit and legal costs offset by an absence of expenses at KL Management LLC and KL Energy LLC, which were unfavorably impacted by the slowdown and/or work stoppage on existing contracts in the grain based ethanol business, as well as the sale and elimination of aircraft and its operating costs.

Research and Development expense of $809,000 increased approximately $62,000 (or 8%) in the three months ended June 30, 2009 compared to the $747,000 in the three months ended June 30, 2008.  The increase is primarily related to continued efforts to enhance the operating performance of the WBE plant and achieve the yields required by potential licensees of our technology.

Other Income (Expense)

Other income of approximately $29,000 for the three months ended June 30, 2009, primarily consisting of approximately $35,000 in research grants received offset by a loss on the sale of assets of approximately $6,000, was approximately $29,000 favorable to the $224 of other expense for the three months ended June 30, 2008.

Interest income of approximately $2,000 for the three months ended June 30, 2009 was approximately $2,000 higher than the comparable period in 2008 primarily as a result of interest earned on overdue customer balances and the reclassification of interest income from discontinued operations.

Interest expense of $27,000 decreased approximately $73,000 (or 74%) in the three months ended June 30, 2009 compared to approximately $100,000 in the three months ended June 30, 2008. This decrease was primarily due to the repayment of approximately $1.6 million in bank debt and loans from related parties.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenue

The Company did not record any revenue for the six months ended June 30, 2009 which was approximately $3.0 million lower than the corresponding period in 2008.  This decrease was due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease in revenue also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $4.5 million, in the six months ended June 30, 2009, were approximately $643,000 (or 12%) lower than the $5.2 million reported for comparable period in the prior year.  The primary reason for this decrease was the absence of engineering and management contract costs in the first two quarters of 2009 (compared to approximately $1.8 million of such costs in the first six months of 2008) due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease was substantially offset by higher general and administrative and research and development expenses.

General and Administrative expense of $3.0 million increased approximately $1.1 million (or 52%) in the six months ended June 30, 2009 compared to the $1.9 million in the six months ended June 30, 2008.  This increase was primarily attributable to approximately $884,000 of increased professional, consulting, and engineering services and $178,000 of increased legal costs offset by an absence of expenses at KL Management LLC and KL Energy LLC, which were unfavorably impacted by the slowdown and/or work stoppage on existing contracts in the grain based ethanol business, as well as the sale and elimination of aircraft and its operating costs.

Research and Development expense of $1.6 million increased approximately $146,000 (or 10%) in the six months ended June 30, 2009 compared to the $1.4 million in the six months ended June 30, 2008.  The increase is primarily related to continued efforts to enhance the operating performance of the WBE plant and achieve the yields required by potential licensees of our technology.

Other Income (Expense)

Other income of approximately $11,000 for the six months ended June 30, 2009, primarily consisting of approximately $35,000 in research grants, $13,000 proceeds from the sale of Renewable Fuel Standard’s (RFS) renewable identification numbers (RINS), and $3,000 capital credits from electric cooperative at our CBE1 plant offset by approximately $6,000 in losses on the sale of assets, $28,000 of aircraft sales taxes, and $7,000 in property tax expense.  This other income is approximately $1,000 favorable to the $10,000 of other income for the six months ended June 30, 2008.

Interest income of $44,000 for the six months ended June 30, 2009, compared to the $9 of interest income during the same period in 2008, was higher primarily as a result of interest earned on overdue customer balances.

Interest expense of $102,000 decreased approximately $96,000 (or 48%) in the six months ended June 30, 2009 compared to the $198,000 in the six months ended June 30, 2008. This decrease was primarily due to the repayment of approximately $1.6 million in bank debt and loans from related parties.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report on Form 10-K.

Because of these material weaknesses, we have added additional controls and performed procedures and analyses designed to ensure that our unaudited Consolidated Financial Statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in our internal controls. Accordingly, management believes that the unaudited Consolidated Financial Statements included in this quarterly report fairly presents, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Internal Controls. In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, we took the following actions during the period covered by this report:

•	mandated the segregation of duties regarding cash transactions;

•	increased the oversight and review functions over internally developed documentation

•	had a Disclosure Committee to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures

•	engaged a Chief Financial Officer and outside securities counsel, both with SEC reporting experience

•
as needed, engaged a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances

Other than described above there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and is subject to lapses in judgment and breakdowns resulting from human failures. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

The Company provided construction management and engineering services for the construction of a new biofuels production facility for Willmark Energy, Inc. (“Willmark”).  Several disputes arose in connection with this project and, as a result of the parties’ inability to reach a settlement, Willmark filed a request for arbitration, as provided in the construction contract, on May 1, 2009.  Willmark alleges that the Company failed to perform its design and project management duties under the construction contract, as amended, and is seeking approximately $1.5 million in damages and the release of liens the Company has placed on Willmark assets.   This arbitration is still in its initial stages and discovery has not yet commenced.

On June 30, 2009, a lawsuit was brought in the District Court of Lincoln County, Nebraska against the Company, KL Management, LLC, KL Energy, LLC, Patriot Motor Fuels, LLC, Randy Kramer, David Litzen, Dennis Harstad and Steve Corcoran.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company and the named subsidiaries of the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleges, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence, relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  The Company intends to vigorously defend itself as well as to pursue claims it believes it has against MRE relating to the same underlying matters.

The Defendants, with the exception of Randy Kramer, have filed a motion in the District Court of Lincoln County to compel MRE to arbitrate its claims against all defendants and to stay the civil proceedings pending the arbitration.  The Court will hear oral arguments on that motion on September 28, 2009.

The Company filed a demand for arbitration with the American Arbitration Association ("AAA") alleging that MRE breached its contractual obligations to the Company with respect to the expansion construction, thereby causing damages to the Company and excusing any non-performance by the Company.  KL Management, LLC (“KLM”) filed a demand for arbitration with the AAA alleging that MRE breached its contractual obligations to KLM with respect to the management of the existing ethanol facility.  KLHC (formerly known as KL Energy, LLC, “KLHC”) filed a demand for arbitration with the AAA alleging that MRE breached its contractual obligations to KLHC with respect to the marketing of ethanol at MRE's facilities.

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

On August 14, 2009, the Company approved the issuance of 48,082 and 46,531 shares of its common stock to Niton Capital and Green Fund, respectively, in consideration of an aggregate of $76,931 and $74,449, respectively, in interest penalties incurred by the Company for not filing a timely registration statement within sixty days after the Merger.  These penalties were accrued as of June 30, 2009 and are included in Other Liabilities in the consolidated financial statements.  In light of the Company’s cash flow demands, all parties agreed that common shares would be issued to settle these obligations. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

August 14, 2009	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan Acting Chief Financial Officer