Form 10-Q
period 2009-09-30
KL Energy Corp
filed 2009-11-16
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  We had 43,651,106 shares of common stock, $0.001 par value, outstanding on November 13, 2009.

KL Energy Corporation
Form 10-Q
For the Period Ended September 30, 2009

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

When used in this report, the terms the "Company," "KL Energy", "we," "us," "ours," and similar terms refer to KL Energy Corporation, a Nevada corporation, and its subsidiaries.

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$219,649	$698,101
Trade receivables, net of allowance for doubtful accounts of $819,512 and $381,681, respectively	3,120	470,322
Accounts receivable - related parties	1,034	-
Inventories	42,744	88,255
Prepaid expenses and other assets	136,111	101,180
Deferred issuance costs	195,000	320,000
Current assets of discontinued operations	-	427
Total Current Assets	597,658	1,678,285

Non-Current Assets
Property, Plant and Equipment, Net	3,930,941	5,253,916

Total Assets	$4,528,599	$6,932,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Lines of credit & short-term borrowings	$-	$250,000
Current maturities of long-term debt	1,904,500	1,015,482
Current maturities of subordinated debt-related party	130,000	40,000
Accounts payable	1,692,044	2,256,893
Accounts payable-related parties	28,733	27,312
Billings in excess of costs and estimated earnings		-
on uncompleted contracts	2,039,496	2,039,496
Accrued payroll	320,767	222,361
Other liabilities	614,796	307,314
Accrued issuance costs	-	320,000
Current liabilities of discontinued operations	367,777	528,770
Total Current Liabilities	7,098,113	7,007,628

Long-term debt, less current maturities	55,000	1,401,283
Long-term debt-subordinated-related party	470,000	560,000
Total Long-Term Debt	525,000	1,961,283

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 43,651,106 and 15,622,953 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	43,651	15,623
Additional paid-in capital	5,456,539	26,842
Accumulated deficit	(7,907,392)	(2,272,574)
Noncontrolling interests	(687,312)	193,399
Total Stockholders' Deficit	(3,094,514)	(2,036,710)

Total Liabilities and Stockholders' Deficit	$4,528,599	$6,932,201

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Engineering and management contracts	$-	$452,568	$-	$3,456,360

Total Revenue	-	452,568	-	3,456,360

Operating Expenses
Cost of engineering and management contracts	-	263,578	-	2,071,467
General and administrative	993,427	995,509	3,953,983	2,936,970
Research and development	895,137	585,047	2,465,413	2,009,681
Total Operating Expenses	1,888,565	1,844,135	6,419,396	7,018,119

Loss from Operations	(1,888,565)	(1,391,567)	(6,419,396)	(3,561,759)

Other Income (Expense):
Other income (expense)	25,182	37,608	36,591	47,529
Interest income	497	25,731	44,827	25,740
Interest expense	(63,808)	(1,638,092)	(165,550)	(1,836,269)
Total Other Expense, Net	(38,129)	(1,574,753)	(84,132)	(1,763,000)

Loss From Continuing Operations and Before
Net Loss Attributable to Noncontrolling Interest	(1,926,694)	(2,966,320)	(6,503,529)	(5,324,759)

Net loss (income) attributable to noncontrolling interests	210,414	(3,543)	880,711	101,519

Loss From Continuing Operations	(1,716,280)	(2,969,863)	(5,622,818)	(5,223,240)

Income (loss) from discontinued operations	-	4,323	(12,000)	157,986

Net Loss	$(1,716,280)	$(2,965,540)	$(5,634,818)	$(5,065,254)

Net (Loss) Income Per Share, basic and diluted:
Continuing operations	$(0.04)	$(0.30)	$(0.16)	$(0.53)
Discontinued operations	-	-	-	0.02
Total	$(0.04)	$(0.30)	$(0.16)	$(0.51)

Weighted Average Common Shares Outstanding-Proforma	41,319,327	9,900,266	34,192,821	9,900,266

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

				Additional			Total
	Common Stock		Stockholders'	Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit

Balance - December 31, 2007	-	$-	$9,000	$-	$(1,916,219)	$292,990	$(1,614,229)

KL Process Design Group - post merger net loss - September 30, 2008	-	-	-	-	(5,120,258)		(5,120,258)
Consideration for pre-Merger shareholders	3,390,000	3,390					3,390
Conversion of equity in reverse merger acquisition	9,900,266	9,901	(9,000)	(7,040,768)	7,036,477		(3,390)
Conversion of debt to equity, net of unamortized debt discount	2,288,000	2,288	-	4,197,712	-		4,200,000
Equity payment to placement agent upon conversion of debt to equity	-	-	-	(305,000)	-		(305,000)
Conversion of derivative liability to equity	-	-	-	3,050,000	-		3,050,000
Shares issued for accrued interest on convertible debt	38,437	38	-	102,462	-		102,500
Issuance of shares in private placement (net of issuance costs of $2,557)	6,250	6	-	22,436	-		22,442
Net loss attributed to noncontrolling interests	-	-	-	-	-	(99,591)	(99,591)
KL Energy Corporation - net loss - 4th quarter 2008	-	-	-	-	(2,272,574)		(2,272,574)

Balance - December 31, 2008	15,622,953	$15,623	$-	$26,842	$(2,272,574)	$193,399	$(2,036,710)

Issuance of shares in private placement (February 2009)	18,181,818	18,182	-	3,981,818	-	-	4,000,000
Issuance of shares in private placement (August 2009)	4,545,454	4,545	-	995,455			1,000,000
Issuance of shares in settlement of payables	5,205,569	5,206	-	1,140,019	-	-	1,145,225
Issuance of shares in settlement of accrued liabilities	95,312	95		152,405			152,500
Legal, professional and placement fees	-	-	-	(840,000)			(840,000)
Net loss attributed to noncontrolling interests	-	-	-	-		(880,711)	(880,711)
Net loss	-	-	-	-	(5,634,818)	-	(5,634,818)

Balance - September 30, 2009	43,651,106	$43,651	$-	$5,456,539	$(7,907,392)	$(687,312)	$(3,094,514)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss from continuing operations	$(5,622,818)	$(5,223,240)
Net (loss) income from discontinued operations	(12,000)	157,986
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	1,425,717	1,334,969
Allowance for doubtful accounts	437,831	110,536
Noncontrolling interest in net loss of subsidiaries	(880,711)	(101,519)
Loss (gain) on sale of assets	9,018	(3,399)
Amortization of debt issuance cost	-	305,000
Amortization of debt discount	-	1,150,000
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	28,337	909,924
Costs and estimated earnings in excess of billings on uncompleted contracts	-	168,890
Inventories	45,511	124,689
Prepaid expenses and other assets	422,222	179,257
Current assets of discontinued operations	427	41,774
Increase (decrease) in:
Accounts payable	(228,429)	(507,995)
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(807,224)
Accrued payroll and other liabilities	1,098,613	197,939
Current liabilities of discontinued operations	(160,993)	(596,303)
Net Cash Provided by (Used In) Operating Activities	(3,437,275)	(2,558,716)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(143,050)	(520,571)
Proceeds from the sale of fixed assets	31,291	48,905
Net Cash Provided by (Used in) Investing Activities	(111,759)	(471,666)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(250,000)	120,000
Proceeds from subordinated debt – related parties, net	-	148,148
Payments on subordinated debt - related parties, net	-	(148,148)
Payments on long-term debt principal	(839,418)	(192,086)
Proceeds from convertible debt	-	3,100,000
Legal, professional and placement fees	(840,000)	(155,000)
Proceeds from issuance of common stock	5,000,000	22,443
Net Cash Provided by (Used in) Financing Activities	3,070,582	2,895,357

Net Increase (Decrease) in Cash and Cash Equivalents	(478,452)	(135,025)

Cash and cash equivalents at beginning of period	698,101	190,852
Cash and cash equivalents at end of period	$219,649	$55,827

Supplemental Disclosures of Cash Flow Information
Interest paid	$80,469	$356,056
Conversion of accounts payable and accrued liabilities to common stock	1,012,725	-
Conversion of deferred issuance costs payable to common stock	285,000	-
Settlement of accounts payable with debt	335,000	-
Insurance premium finance with debt	47,153	48,807
Sale of assets for a note receivable	-	326,000
Retun of asset for reduction in accounts payable	-	104,689
Debt converted to equity	-	6,100,000
Debt proceeds in escrow net of debt issuance costs	-	2,567,443
Accrued interest converted to equity	-	102,500
Reclassification of derivative liability to stockholders' equity	-	3,050,000
Unamortized debt discount to stockholders' equity	-	1,900,000
Debt issuance costs for convertible debt	-	305,000

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

The Company is a biofuels technology development, licensing, and engineering firm with experience rooted in grain-based and cellulose-based ethanol process design, expansion, operations and profit optimization.  In addition, the Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant.    The plant is located in Upton, Wyoming and is designed to convert wood products and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration facility and to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year.  During 2008, a commercially viable grade of ethanol was developed; the product has been quality tested but has not yet been marketed to the public.

The Company also distributed ethanol blended fuel, through its majority-owned Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the ethanol industry but especially due to the Company’s re-focus on cellulosic ethanol commercialization efforts.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s consolidated financial statements: costs to complete long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, going concern analysis, valuation allowance on deferred tax assets and the allowance for doubtful accounts.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy Services LLC (“KLES”, a wholly-owned subsidiary, as well as its wholly-owned KLHC LLC (formerly known as KL Energy LLC, “KLHC”) and majority-owned KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”).  Until September 30, 2008, KLHC and KLM were 53% owned by KLPDG and the remaining 47% was owned by three other individuals; Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.  At September 30, 2008, the Company ownership interest increased to 75% for KLHC, KLM and Patriot. WBE is 64% owned by the Company and 36% owned by various unrelated investors.  All significant intercompany accounts and transactions have been eliminated in consolidation.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) FASB issued “FASB Accounting Standards Codification™ (“Codification”), as the single source of authoritative generally accepted accounting principles in the United States (“US GAAP”) for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provided for changes in references to technical accounting literature ( if used)  in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 but no impact to its financial position, results of operations or cash flows.

In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment. The adoption of this accounting guidance related to these items did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued guidance requiring enhanced disclosures about our derivative and hedging activities that is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We adopted the disclosure requirements beginning January 1, 2009.  The adoption did not have an impact on our financial position or results of operations.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and have reflected the required disclosures herein.

In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities.  The additional guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the provisions for the period ending March 31, 2009.  The adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on our consolidated financial statements.

 In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on its consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. The Company adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.

Deferred Issuance Costs

Deferred issuance costs represent the fair value of the Company’s common stock issued in full payment of financial advisor fees which are netted against the financing proceeds in equity

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to WBE’s research and development facility in Upton, WY.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.  Since the construction and equipment costs paid to complete this facility were incurred approximately two years ago, the Company believes that the net carrying value of this facility and equipment approximates its fair value.  This facility is used for developing new, or refining old, cellulosic ethanol technology.  It is the Company’s intent that this facility’s alternative future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indications that the Company will be unable to execute its business plan.  This alternative use is expected to generate positive cash flow in future years.

As of December 31, 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Note 2 - Financing

On February 24, 2009, the Company consummated a Securities Purchase Agreement with certain Investors listed on the signature pages of such Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company issued to the Investors 18,181,818 shares of the Company’s common stock, at $.22 per share, for proceeds to the Company of $3,600,000.

On August 11, 2009, the Company consummated a Securities Purchase Agreement with certain Investors listed on the signature pages of such Purchase Agreement.   Pursuant to the terms of the Purchase Agreement, the Company will issue to the Investors 4,545,454 shares for a gross purchase price of $1,000,000.  The shares were issued in October 2009 in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 3 – Net Loss Per Common Share

The FASB Codification Section 260 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three and nine months ended September 30, 2009, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants issued or outstanding for the three and nine months ended September 30, 2008

Revision of Earnings Per Share

Upon review of our earnings per share calculations for previously reported periods, we concluded that several calculations were incorrect.   Shares outstanding of the accounting acquirer in connection with the reverse merger on September 30, 2008 were not reflected as if outstanding for the entire reporting period.  These corrections have no effect on previously reported net losses or cash flows.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Net Loss Per Common Share (continued)

Effects of Revisions

The following table sets forth the previously reported earnings per share and corrected earnings per share for previously filed financial statements:

	Year Ended						Year Ended
	December 31,	March 31, 2008	June 30, 2008		September 30, 2008		December 31,
	2007	3 Months	3 Months	6 Months	3 Months	9 Months	2008

NET LOSS	$(1,391,828)	$(1,361,374)	$(738,340)	$(2,099,714)	$(2,965,450)	$(5,065,254)	$(7,392,832)

EPS AS REPORTED:
Weighted Avg Shares Outstanding	15,623,452	24,107,801	36,436,158	30,306,036	15,612,348	15,612,348	15,623,452

Earnings per share reported *	$(0.09)	$(0.06)	$(0.02)	$(0.07)	$(0.19)	$(0.32)	$(0.47)

EPS AS CORRECTED:
Weighted Avg Shares Outstanding	9,900,266	9,900,266	9,900,266	9,900,266	9,900,266	9,900,266	11,342,697

Earnings per share corrected *	$(0.14)	$(0.14)	$(0.07)	$(0.21)	$(0.30)	$(0.51)	$(0.65)

* Basic and diluted

Note 4 - Operations

Continuing Operations

During the period from its inception to September 30, 2009, the Company has incurred significant annual net losses and at September 30, 2009 and December 31, 2008, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $6.5 million (unaudited) and $5.3 million, respectively.  At September 30, 2009, total liabilities exceeded total assets by approximately $3.0 million.  The corn ethanol industry, in which the Company has historically operated, continues to face new challenges including the rising cost of raw materials, increased construction costs, and a reduction in public and governmental support.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods and is refocusing its business to cellulosic ethanol.

Discontinued Operations

In January 2009, the Company determined that its majority-owned subsidiary, Patriot Motor Fuels LLC (“PMF”), should be discontinued as a result of pricing and other competitive factors.  PMF distributed ethanol blended fuel to two service stations located in South Dakota and Nebraska.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC (“KLM”), which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC, “KLHC”), which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the ethanol industry as well as the Company’s re-focus on cellulosic ethanol efforts.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Operations (continued)

Discontinued Operations (continued)

Operating results from discontinued operations were a loss of $12,000 and income of $157,986 during the nine months ended September 30, 2009 and 2008, respectively.   The assets and liabilities associated with these discontinued businesses are as follows:

	September 30,	December 31,
	2009	2008
Current Assets
Cash	$-	$427
Total	$-	$427

Current Liabilities
Accounts payable	$367,777	$528,770
Total	$367,777	$528,770

Note 5 –Debt

Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A. that was personally guaranteed by certain Company shareholders, and collateralized by their personal property, with accrued interest payable monthly at the prime rate plus 0.5% (3.75% at December 31, 2008). The outstanding borrowings under this agreement were $250,000 at December 31, 2008.  This line of credit matured and was paid off in June 2009.

In addition, the Company had approximately $42,000 and $95,000 in credit card liability at September 30, 2009 and December 31, 2008, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a Company shareholder totaling $600,000 at September 30, 2009 and December 31, 2008.  This note includes interest at a variable rate, which was 5.0% at September 30, 2009 and December 31, 2008, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.  Payments of $130,000 are due on this note in the next twelve months and therefore have been classified as current at September 30, 2009.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable.  In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Long-Term Debt

Long-term debt consists of the following as of:

	September 30,	December 31,
	2009	2008
	(unaudited)
Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2009 with any remaining unpaid principal and interest due March 2010, with annual maturity extensions available, secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,423,006	$1,984,949

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010	205,000	-

Note payable to Lansing Securities Corp., interest at 10%. The maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000
	-
Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.	45,388	33,816

Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.	-	32,000

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.	36,106	116,000

Subtotal	$1,959,500	$2,416,765
Less current maturities of long-term debt	(1,904,500)	(1,015,482)
Net Long-Term Debt	$55,000	$1,401,283

Note 6 – Common Stock Activity

Effective August 14, 2009, the Company approved the issuance of 48,437 and 46,875 shares of its common stock to Niton Capital and Green Fund, respectively, in settlement of an aggregate of $77,500 and $75,000, respectively, in interest penalties incurred by the Company for not filing a timely registration statement within sixty days after the Merger.  In light of the Company’s cash flow demands, all parties agreed that common shares would be issued to settle these obligations.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 – Common Stock Activity (continued)

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

Note 7 - Segment Information

As of December 31, 2008 the Company consisted of three segments, as defined by the Codification, identified as engineering and management contracts, fuel, and biofuel.  The fuel segment, which provided ethanol fuel blends to retail users, was discontinued in January 2009 as a result of competition and pricing factors.  As of September 30, 2009, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contract segment provides contracted engineering and project development to third party customers.  Despite the lack of activity in this segment during the first nine months of 2009, during which time the Company focused its resources on biofuel research and development, management believes this will be a viable business segment in the near future.  The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass, and is expected to begin operations starting in 2010.

Management assesses performance and allocates resources based on specific financial information for the business segments.  For the biofuel segment, performance is assessed based on total operating expenses and capital expenditures.  Operating expenses for each segment include direct costs of that segment.  Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the segments.  Different assumptions or allocation methods could result in materially different results by segment.

Financial information for the Company’s business segments was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Engineering and Management Contract	$-	$453	$-	$3,456
Total Revenue	-	453	-	3,456

Operating Expenses
Cost of Engineering and Management Contract	-	264	-	2,071
General and Administrative	993	996	3,954	2,937
Research and Development	895	585	2,465	2,010
Total Operating Expenses	1,889	1,845	6,419	7,018

Loss from Operations	$(1,889)	$(1,392)	$(6,419)	$(3,562)

Identifiable Fixed Assets:			As of September 30, 2009	As of December 31, 2008
			(unaudited)	(unaudited)
Engineering and management contract			$275	$240
Biofuel research and development			7,408	7,348
Total			7,683	7,588
Accumulated Depreciation			(3,752)	(2,334)
Total Identifiable Fixed Assets			$3,931	$5,254

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Noncontrolling Interests

On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that (a) noncontrolling interests to be included in the consolidated statement of financial position within equity separate from the parent’s equity, (b) consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations, and (c) if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.

 Components of noncontrolling interests as of September 30, 2009 (unaudited) and December 31, 2008 (audited) are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Beginning of year	$193,399	$292,990
Losses attributable to noncontrolling interests	(880,711)	(99,591)
End of period	$(687,312)	$193,399

Note 9 - Commitments and Contingencies

Licensing Agreement

The Company had an agreement with the South Dakota School of Mines and Technology (“SDSM&T”) whereby SDSM&T granted the Company all intellectual property rights associated with joint discovery and development of any CBE technology in exchange for potential royalty payments.  No licenses have been sold to date and no amounts have been recorded in the consolidated financial statements related to this agreement.  In September 2009, the Company received confirmation from SDSM&T that the Company has no related current or future financial obligations and that this agreement has been terminated.  However, the Company and SDSM&T continue to collaborate on various technology projects.

Litigation

Information regarding litigation may be found in Part II – Item 1 of this report.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Subsequent Events

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheets, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and nonrecognized. For the period ended September 30, 2009, subsequent events have been evaluated through November 15, 2009, the date the financial statements were issued or were available to be issued.

On October 2, 2009, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Investor paid $600,000 on that date, representing 50% of the Investor’s commitment to purchase 800,000 shares of the Company’s common stock, and will pay the remaining $600,000 within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash , with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. ..  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 11 – Related Party Transactions

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the three and nine months ended September 30, 2009, fees paid to Messrs. Schueller, Bolan and Rae were $36,306 and $92,782, $37,913 and $75,488, and $10,500 and $10,500, respectively.

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

While the majority of ethanol is produced from grain-based feedstock, predominantly corn in the United States, it can also be produced from cellulose. Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Renewable fuel produced from cellulosic materials draws on non-food related feedstock sources and has been proven to reduce carbon dioxide emissions and improve automotive motor efficiency.

Our engineers continue to optimize our technology in cooperation with the South Dakota School of Mines and Technology, in Rapid City, South Dakota. Based on modeling from laboratory data, we believe our process is ultimately capable of producing 90 gallons/dry ton.  We currently are capable of producing 65 gallons/dry ton in a laboratory setting and have consistently produced 45 gallons per dry ton at our pilot facility.

Through Western Biomass Energy, LLC (“WBE” or “CBE 1”), a majority-owned affiliate, we have designed, constructed and currently operate what we believe to be the first commercial scale, second generation CBE plant in the United States.  This plant was designed to both facilitate research and operate commercially. This flexible design concept allows us to continue to research and refine our cellulose conversion technology while also demonstrating the commercial potential for this type of facility. A key part of our business model is the design of scalable, custom-designed CBE plants based on the economics of the project, including the geographic area and feedstock.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution facilitates co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs related to the sale of ethanol. This has the potential to create a truly local and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating CBE facilities with wood pellet production plants or biomass utilities.

As a natural consequence of converting the fermentable portion of the biomass feedstock to ethanol, the solid co-product left behind is rich in lignin, a high energy solid fuel component.  Using a conventional wood pellet mill, this co-product can be formed into pellets that are more dense and durable than the typical wood pellet marketed today.  Our process minimizes chemical biomass pretreatment because the lignin co-product chemistry is unaltered. This results in a clean-burning, high-energy premium lignin wood pellet product.

We have identified several potential projects and locations for plants using our technology and they are currently being evaluated with feasibility studies.

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

We have selected enzymatic breakdown of biomass for producing ethanol from cellulose because we believe it has distinct advantages over the thermochemical and gasification methods. Unlike other cellulosic ethanol technology, we use insignificant amounts of acid (less than 0.1%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. In addition, our process has minimal process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.  Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol.

Our planned process for producing cellulosic ethanol contains the following steps. (While several steps are generic to other forms of ethanol production, there are other important steps that we believe are unique to us and are proprietary.) The principal steps are as follows:

1.	Biomass is prepared for processing based on its specific physical and chemical characteristics;
2.	Biomass undergoes enzymatic hydrolysis and steam explosion to break down plant matter;
3.	Hemicellulose, in the form of syrup containing xylose and other C5 sugars, is drawn off for processing;
4.	Residue, in the form of a semi-solid mixture of cellulose and lignin, is sent for further processing;
5.	Cellulose is hydrolyzed into C6 sugars using enzyme cocktails. The C6 fermentation process also yields ethanol referred to as “ethanol beer”;
6.	Ethanol beer from steps (4) and (5) is collected prior to distillation;
7.	Ethanol beer is distilled into high-grade ethanol through the removal of water and residues;
8.	Lignin-rich co-product is pelletized;
9.	High-grade ethanol, and high-energy lignin pellets, are ready for shipment to market.

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

•
Developing national and international strategic partnerships and strategic alliances.  We intend to develop cellulosic ethanol projects together with partners that accelerate the commercialization of our cellulosic technology, and expand our global market presence, while gaining a competitive advantage.  These strategic partners and alliances are critical to our success in commercializing our cellulosic ethanol technology. We intend to develop cellulosic ethanol projects in conjunction with partners who will enhance our competitiveness and ability to finance our projects. Our strategy includes technology licenses and other relationships with partners who bring key services and capabilities to project development such as engineering, construction, as well as feedstock supplies and ethanol off-take agreements.

•
Improving existing ethanol production through KL CapacitySM.  KL CapacitySM is a service that provides existing grain-based ethanol plants with specialized engineering enhancements that improve the efficiency of ethanol production and potential for increased profitability. KL CapacitySM was developed to respond to rapidly changing market conditions in grain-based ethanol plants in the US and sugar-based ethanol plants in Brazil.

Challenges

KL Energy’s success depends on the ability to enter into and work on simultaneous projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

●	A significant portion of our business is in the scale-up and demonstration phase, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations;
●	We may be unable to raise debt or equity funding, upon which we will be highly dependent, in the near term;
●	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us;
●	We depend on enzymes that are also in the research and development phase and represent a significant and volatile expense in the CBE production process;
●	Our industry is rapidly developing with many existing and emerging competitors and competitive technologies.

Significant Developments

Recent Financing

Our recent financings are described in Note 2 and Note 10 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

Subsequent Events

Information regarding subsequent events may be found in Note 10 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the research and development facility in Upton, WY.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.  Since the construction and equipment costs paid to complete this facility were incurred approximately two years ago, the Company believes that the net carrying value of this facility and equipment approximates its fair value.  This facility is used for developing new, or refining old, cellulosic ethanol technology.  It is the Company’s intent that this facility’s alternative future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indicators that the Company will be unable to execute its business plan.  This alternative use is expected to generate positive cash flow in future years.

As of December 31, 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at September 30, 2009 and December 31, 2008 will be revised significantly in the near term.

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

Liquidity and Capital Resources

At September 30, 2009, the Company had approximately $598,000 of total current assets which primarily consisted of $220,000 in cash and cash equivalents, approximately $136,000 of prepaid insurance and legal expenses and $195,000 of deferred issuance costs.  In addition, we had approximately $3.9 million of net property, plant and equipment.  Our total assets as of September 30, 2009 were approximately $4.5 million.   With $7.1 million of total current liabilities, the Company had negative working capital of approximately $6.5 million at September 30, 2009.

We received additional capital of approximately $4.0 million and $1.0 million in gross proceeds in February 2009 and August 2009, respectively, to fund operating activities and allow long-term borrowing commitments to remain current. We expect to rely on funds raised from this recent private placement, as well as future equity and debt offerings, to implement our growth plan and meet our liquidity needs going forward. We continue to seek additional financing but are not certain whether any such financing would be available on terms acceptable to us, if at all.

In their report dated March 27, 2009, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,423,006 at September 30, 2009.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2010.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE.

We had a line of credit with Wells Fargo for borrowings up to $250,000 and at December 31, 2008 we had borrowed the full amount available.  The interest rate with respect to borrowed amounts was the prime rate used by Wells Fargo plus 0.5%. This line of credit was personally guaranteed by certain persons who were officers of the Company during 2008. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 (plus interest) and by the proceeds from a line of credit of $75,000 extended to us by a current shareholder and officer of the Company.  This latter amount (plus interest) was paid off in June 2009.

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note has a variable interest rate, which was 5.0% at September 30, 2009 and December 31, 2008, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $40,000 in 2009, $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

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

Additional current liabilities include approximately $87,000 in current maturities of debt, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.0 million, accounts payable of approximately $1.7 million (of which approximately $29,000 was to related parties), and accrued liabilities of $936,000 (of which approximately $321,000 was payroll related, approximately $270,000 is for consulting and engineering services provided by Niton Capital, approximately $137,000 for accrued legal and audit fees and approximately $368,000 represented liabilities of discontinued operations of KLM, KLEN and Patriot.

Long-term liabilities of approximately $525,000 at September 30, 2009 represent long-term subordinated indebtedness to a related party ($470,000) and the non-current portion of the note payable to Hermanson Egge ($55,000).  Our total liabilities were approximately $7.6 million as of September 30, 2009.

On October 9, 2008, we entered into a term loan agreement (“O2D Loan”) with O2Diesel Corporation (“O2D”), formerly a publically traded company, pursuant to which we agreed to provide O2D with up to $1,000,000 for O2D’s working capital purposes.  O2D is a commercial developer of cleaner-burning diesel fuel alternatives, including O2Diesel™, an ethanol-diesel additive.  We previously licensed certain technology to O2D under a Technology License and Services Agreement, dated March 6, 2008 (the "License Agreement"). The O2D Loan provided an initial loan of $250,000 in the form of a secured promissory note (the “Note”) with an annual interest rate of 10%.   As of March 31, 2009, O2D defaulted on this Note and, due to O2Diesel’s financial condition, the Company determined it would not make any additional loans to O2D and reserved for the entire amount of the Note.   The Company sold this Note at face value to a third party (the "Note Purchaser") in April 2009.  Subsequently, O2D declared bankruptcy and the Note Purchaser acquired O2D out of bankruptcy.  The Company acquired the License Agreement from the Note Purchaser in exchange for a payment of $150,000 in October 2009 and the Company's agreement to negotiate a new license for limited territories with the Note Purchaser.

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of September 30, 2009 and December 31, 2008, WBE owed us approximately $6.8 million and $4.3 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash Flow – Operating Activities

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2009. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start as early as the last quarter of 2009) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until our technology achieves the CBE yields that allow us to produce ethanol at a cost that can compete with other alternative fuels.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and eliminated positions that are not critical to this business mission.

During the nine months ended September 30, 2009, our operating activities used a net of approximately $3.4 million of cash. This reflected a loss of approximately $5.6 million from continuing and discontinued operations and decreases in noncontrolling interests ($881,000), accounts payable ($228,000) and current liabilities of discontinued operations ($161,000) which were largely offset by depreciation of approximately $1.4 million, allowances for doubtful accounts of approximately $438,000, a decrease of approximately $375,000 in prepaid expenses and other current assets (primarily deferred issuance costs of $320,000) and an increase of approximately $1.1 million in accrued payroll and other liabilities (of which approximately $270,000 was attributable to Niton Capital consulting fees).

During the nine months ended September 30, 2008, our operating activities used a net of approximately $2.6 million of cash. This primarily reflected a net loss of approximately $5.1 million from continuing and discontinued operations and decreases in accounts payable ($508,000), billings in excess of costs and estimated earnings on uncompleted contracts ($807,000) and current liabilities of discontinues operations ($596,000) which were largely offset by depreciation ($1,3 million), amortization of debt issuance and discount costs ($1.5 million) and increases in trade receivables ($910,000), costs and estimated earnings in excess of billings on uncompleted contracts ($169,000), inventories ($125,000), prepaid expenses and other current assets ($130,000) and an increase of approximately $198,000 in accrued payroll and other liabilities.

Net Cash Flow - Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 of approximately $112,000 decreased by approximately $360,000 over investing activities in the nine months ended September 30, 2008.  This decrease was the result of approximately $378,000 lower purchases of property, plant, and equipment, primarily related to the WBE plant, as well as approximately $18,000 of lower proceeds from the sale of assets during the nine months ended September 30, 2009.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was approximately $3.1 million for the nine months ended September 30, 2009. During this period, we received approximately $5.0 million in gross proceeds from the private placement of common stock offset by approximately $840,000 in legal, professional and placement fees and approximately $1.0 million of reductions in short-term borrowings and long-term debt.  Net cash provided by our financing activities for the nine months ended September 30, 2008 was approximately $2.9 million primarily due to the restructuring of bank loans.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenue

The Company did not record any revenue for the three months ended September 30, 2009 which was approximately $453,000 lower than the corresponding period in 2008.  This decrease was due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease in revenue also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $1.8 million, in the three months ended September 30, 2009, were approximately $5,000 lower than the comparable period in the prior year.  The primary reason for this decrease was the absence of engineering and management contract costs in the third quarter of 2009 (compared to approximately $264,000 of such costs in the third quarter of 2008), due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008, and a $2,000 decrease in general and administrative expenses.  This decrease was substantially offset by a $310,000 (or 53%) increase in research and development expenses.

General and Administrative expense of $993,000 decreased approximately $2,000 in the three months ended September 30, 2009 compared to the $995,000 in the three months ended September 30, 2008.  This decrease was primarily attributable to the $63,000 decrease in aircraft operating costs offset by $11,000 increase in contract professional costs.

Research and Development expense of $895,000 increased approximately $310,000 (or 53%) in the three months ended September 30, 2009 compared to the $585,000 in the three months ended September 30, 2008.  The increase is primarily related to an increase in equipment repairs ($45,000), utilities ($25,000), enzymes and chemicals ($41,000), depreciation ($62,000), rental equipment ($56,000) and payroll taxes ($32,000).

Other Income (Expense)

Other income of approximately $25,000 for the three months ended September 30, 2009, primarily consisting of approximately $30,000 in research grants received offset by a loss on the sale of assets of approximately $6,000, was approximately $12,000 unfavorable to the $38,000 of other income for the three months ended September 30, 2008

Interest income of approximately $497 for the three months ended September 30, 2009 was approximately $25,000 lower than the comparable period in 2008 primarily as a result of reduced interest earned on overdue customer balances and a lower level of investable cash.

Interest expense of $64,000 decreased approximately $1.6 million in the three months ended September 30, 2009 compared to approximately $1.6 million in the three months ended September 30, 2008. This decrease was primarily due to the absence of $1.5 million in debt issuance and debt discount cost amortization.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Revenue

The Company did not record any revenue for the nine months ended September 30, 2009 which was approximately $3.5 million lower than the corresponding period in 2008.  This decrease was due to a slowdown and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  This decrease in revenue also reflects our focus on research and the enhancement of our CBE technology.

General and Administrative expense of $4.0 million increased approximately $1.0 million (or 35%) in the nine months ended September 30, 2009 compared to the $2.9 million in the nine months ended September 30, 2008.  This increase was primarily attributable to approximately $1.6 million increase in professional, consulting, accounting, and legal fees (of which approximately $780,000 was attributable to Niton Capital), $205,000 in travel and fund raising costs compared to nominal expenses in 2008, a $50,000 increase in bad debts reserve, a $42,000 increase in laboratory research costs, and a $15,000 increase in advertising and promotion costs, offset by a decrease of $882,000 in wages and salaries, and an absence of aircraft and its operating costs amounting to approximately $63,000.

Research and Development expense of $2.5 million increased approximately $456,000 (or 23%) in the nine months ended September 30, 2009 compared to the $2.0 million in the nine months ended September 30, 2008.  The increase is primarily related to an increase in equipment repairs ($88,000), utilities ($81,000), enzymes and other feedstocks ($102,000), depreciation ($62,000), rental equipment ($56,000) and payroll taxes ($49,000).

 Other Income (Expense)

Other income of approximately $37,000 for the nine months ended September 30, 2009 was approximately $11,000 unfavorable compared to the same period in 2008.  This was primarily attributable to higher losses on the sale of assets and aircraft sales and property taxes offset by higher research grant income and proceeds from the sale of Renewable Fuel Standard’s (RFS) renewable identification numbers (RINS).

Interest income of approximately $45,000 for the nine months ended September 30, 2009, compared to approximately $26,000 of interest income during the same period in 2008, as increased interest from higher levels of invested cash was offset by lower interest earned on overdue customer balances. .

Interest expense of $166,000 decreased approximately $1.7 million in the nine months ended September 30, 2009 compared to the $1.8 million in the nine months ended September 30, 2008. This decrease was primarily due to the absence of $1.5 million in debt issuance and debt discount cost amortization.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report on Form 10-K.

Because of these material weaknesses, we have added additional controls and performed procedures and analyses designed to ensure that our unaudited consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States. We relied on increased monitoring and review to compensate for the material weaknesses in our internal controls. Accordingly, management believes that the unaudited consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Internal Controls. In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, we took the following actions during the period covered by this report:

•	mandated the segregation of duties regarding cash transactions;

•	increased the oversight and review functions over internally developed documentation

•	created a Disclosure Committee to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures

•	engaged a Chief Financial Officer and outside securities counsel, both with SEC reporting experience

•
utilized, as needed, a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances

Other than described above there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system cannot provide absolute assurance due to its inherent limitations as it is a process that involves human diligence and is subject to lapses in judgment and breakdowns resulting from human failures. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is named in a personal injury claim relating to an employee of a subcontractor of a grain based ethanol plant for which the Company was performing services.  The plaintiff claims that an employee of the Company gave him direction to open the boiler when it was not yet cooled and, as a result, he suffered second and third degree burns. The employer of this plaintiff is seeking to subrogate its workers compensation claim. The Company strongly disagrees with these claims. The amount of liability, if any, is not determinable but the Company plans to vigorously defend its position. The insurance company for the grain based ethanol plant is defending the Company employee.

The Company is named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Initial discovery in the case is underway. At this time, the Company is unable to predict the outcome of the case but plans to vigorously defend its position.

The Company provided construction management and engineering services for the construction of a new biofuels production facility for Willmark Energy, Inc. (“Willmark”). The Company believes that it provided services of approximately $800,000 for which it was not paid and filed a lien on Willmark property.  Willmark refused to pay the Company for the unpaid services and subsequently filed a request for arbitration, counter-claiming that the Company failed to perform its design and project management duties under the construction contract and is seeking approximately $1.5 million in damages and the release of liens the Company has placed on Willmark assets. The Company believes that the Willmark claims are without merit and will aggressively pursue the amounts it believes are owed to it.

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleges, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  The Company intends to vigorously defend itself as well as to pursue claims it believes it has against MRE relating to the same underlying matters.

The Company has filed a motion to compel MRE to arbitrate its claims. The Company has also separately filed three arbitration demands relating to the three agreements between the Company and MRE that are at issue in the lawsuit.  Those arbitrations are stayed pending the decision of the Court on the motion to compel arbitration.

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

Item 2.  Unregistered Sales of Equity Securities

Descriptions of unregistered sales of equity securities are contained in Note 2, Note 6 and Note 10 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Item 5. Other Information

In 2009, the Company entered into consulting contracts for the positions of Executive Chairman of the Board with Thomas Schueller and Acting Chief Financial Officer with Thomas Bolan.  In addition, the Company entered into a consulting contract with Alan Rae, a Director.  Mr. Schueller’s contract calls for an unspecified term and monthly payments of $12,102 plus travel costs and a $25 per diem expense reimbursement.  This contract may be terminated at any time by the Board or upon 10 days notice by Mr. Schueller.  Mr. Bolan’s contract calls for a minimum term of three months, beginning April 2, 2009 and renewable on a month-to-month basis for an unspecified period, at a rate of $75 per hour.  This contract may be terminated at any time upon 30 days notice by the Board or Mr. Bolan.  Mr. Rae’s contract calls for an unspecified term and monthly payments of $7,000 and a $25 per diem expense reimbursement. This contract may be terminated at any time by the Board or upon 10 days notice by Mr. Rae.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007

3.2	Bylaws, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007

10.7*	Consulting agreement between the registrant and Thomas Schueller

10.8*	Consulting agreement between the registrant and Thomas Bolan

10.9*	Consulting agreement between the registrant and Alan Rae

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2009	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan Acting Chief Financial Officer