Form 10-K
period 2009-12-31
KL Energy Corp
filed 2010-03-09
CIK 1403548

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes☐  No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter.  However, based on the $1.60 quoted market value of the Company’s stock at June 30, 2009, an aggregate market value of shares of voting and non-voting stock held by non-affiliates was approximately $21,700,000.

As of February 26, 2010, there were 46,211,712 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference
Certain Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from the issuer’s Proxy Statement for its
2010 Annual Shareholders’ Meeting to be filed with the Commission within 120 days after December 31, 2009.

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

 ITEM 1. BUSINESS

Background

KL Energy Corporation (“KL”, formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group, Inc. (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG.

For accounting purposes, the Merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of KLPDG. KLPDG was a South Dakota corporation that was organized in April 2003, and commenced business operations in January 2006.

The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant based on KL’s proprietary technology.    The plant is located in Upton, Wyoming and is designed to convert biomass into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate commercially.  During 2008, a commercially viable grade of ethanol was developed; the product has been quality tested but has not yet been marketed to the public.

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

Our principal offices are located at 306 East Saint Joseph Street, Suite 200 Rapid City, South Dakota 57701 and our telephone number is (605) 718-0372.  Our website address is www.klenergycorp.com.

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, our focus is now on owning and operating cellulose based ethanol ("CBE") facilities that utilize our proprietary technology, and designing CBE facilities for, and licensing our proprietary CBE technology to, third-party participants in the CBE industry.

Initially, we created expansion and optimization programs for grain-based ethanol (“GBE”) facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of CBE facilities. While we are able to offer design and engineering services to optimize existing GBE facilities, our emphasis in the future will be on CBE facilities.

While the majority of ethanol is produced from sugar cane or grain-based feedstock, predominantly corn in the United States, it can also be produced from cellulose. Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Renewable fuel produced from cellulosic materials draws on non-food related feedstock sources and has been proven to reduce carbon dioxide emissions and improve automotive motor efficiency.

Industry Obstacles

There are currently several hurdles for the CBE industry to overcome in order to compete economically with GBE and other renewable fuels.  In order to produce ‘cellulosic’ ethanol, the cellulose in the plant walls must first be broken down into sugars which can then be converted via fermentation into alcohols, in a process similar to that of grain-based ethanol.  Historically, breaking down the cellulose has proven more difficult, and thus more costly, than the mature and optimized processes used to convert starches to ethanol. The commercial supply of enzymes and yeasts used in biomass conversion has historically been very limited, but recent advances have seen substantial improvements in both performance and economics with further advances predicted in the next two to three years.  In essence, enzyme and yeast suppliers although still in the early stages of the commercialization curve are already producing next stage commercial products.  We are currently working with, developing, and testing the products of several enzyme and yeast providers who are at various stages of their development, including several different types of technologies that we could integrate into our process.

While the collective CBE industry, including KL Energy, believes the economic breakthrough is close.  If the developers of enzymes and yeasts are not successful in achieving this breakthrough, then our process design would have to be significantly modified. Other developers of cellulosic technology have struggled to achieve yields that would allow CBE to compete economically in the fuel sector. Additionally, many industry participants appear to be focused on large volume production facilities that are highly dependent on significant quantities of biomass feedstock gathered from long distances. Transporting feedstock over great distances reduces further the cost-effectiveness of CBE production.

KL Energy’s Solutions

We believe we have developed solutions to certain of these problems facing our industry.  Our core process technology is based on an environmentally friendly, thermal-mechanical, enzymatic or biochemical pathway to biomass conversion. We believe this approach offers the best long-term promise in overall energy efficiency, reduced carbon footprint, and the potential for achieving the lowest long-term capital and operating costs.  Our basic technology platform is designed around the conversion of all available sugars – both five-carbon and six-carbon sugars found in cellulose and hemicellulose, further increasing yields and enhancing the energy and carbon balance of production. Finally, our technology takes full advantage of the remaining lignin. The enriched lignin co-product is durable and therefore a good raw material for many applications. It is also an excellent fuel, since lignin yields more energy (higher BTU) when burned than raw wood. The value added provides opportunities for complementary businesses and flexibility to adapt to changing market conditions to mitigate risk. This is a substantial advantage for KLE, as it allows commercial viability at today’s raw material costs and product values.

Our engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons/dry metric ton of soft wood waste. Using pretreated ponderosa pine from our industrial scale demonstration facility, we currently are achieving 65 gallons of ethanol per dry metric ton at our pilot facility. We use Ponderosa pine as a benchmark as due to its makeup it is one of the hardest feedstocks to convert, we have consistently achieved far higher yields with all other feedstocks that we have tested.

A key part of our business model is the smaller but scalable and profitable, custom-designed CBE plants.  Engineered to meet the requirements of a project’s geographic area and locally available feedstock, we believe KLE plants can demonstrate profitability from a processing capacity of 100,000 dry tons and up. We designed, constructed and currently operate WBE which we believe to be the first demonstration plant built on an industrial scale in the United States. This flexible design concept allows us to continue to research and refine our conversion technology while also demonstrating the commercial potential for this type of facility.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, like corn stalk or sugar cane bagasse and perennial crops. The extensive biomass distribution facilitates co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs related to the sale of ethanol. This has the potential to create a truly local and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating CBE facilities with wood pellet production plants or biomass utilities as well as adding cellulosic processing capabilities to the front end of existing first generation corn or sugarcane ethanol plants wishing to increase their capacity using waste biomass streams from their own process or from other local sources.

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

We have identified several potential projects and locations for plants using our technology and they are currently being evaluated.

Production Processes

Several technologies have been developed to produce ethanol from biomass.  Generally speaking, efforts to convert cellulose into ethanol follow one of two main processes:

•
 Thermochemical conversion of biomass into synthesis gas or “syngas” (a process often referred to as “gasification”), followed by catalytic conversion of the syngas into mixed alcohols that include ethanol and/or alkaline via modified chemistry; or

•	Biomechanical conversion, which is the enzymatic or chemical breakdown of biomass into component sugars, followed by biological fermentation of the sugars into ethanol.

We have selected the enzymatic breakdown of biomass for producing ethanol from cellulose alternative because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (less than 0.1%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has minimal process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design our second and possibly third CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties.  We will also pursue developing cellulosic ethanol projects together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our cellulosic ethanol technology.  Key elements of our business strategy are:

•
Developing and supplying the technologies for commercial application to produce cellulosic ethanol from wood waste or other feedstocks.  The design and production strategy involves developing scalable facilities based on available feedstock supplies and providing a commercially viable alternative for local communities’ energy and economic needs.

•
Owning and operating our own CBE facilities.  We intend to own and operate CBE facilities that utilize our proprietary technology.  When feasible, we intend to locate plants near other biomass facilities, such as wood pellet plants, that provide synergistic opportunities.

•
Developing national and international strategic partnerships and strategic alliances.  We are developing cellulosic ethanol projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances are critical to our success in commercializing our cellulosic ethanol technology.

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

We currently do not sell a material amount of ethanol.  Our WBE plant currently does not run on a full time basis. All operations currently are meant to gather data for enhancements and provide information for engineering designs of commercial-scale plants .We plan that future sales of ethanol from commercial plants will be pursuant to long term off-take contracts versus spot sales.

Challenges

KL Energy’s success depends on the ability to develop multiple projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

●	A significant portion of our business is in the scale-up and demonstration phase, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations.
●	We may be unable to raise debt or equity funding, upon which we will be highly dependent, in the near term.
●	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us.
●	We depend on enzymes that are also in the research and development phase and represent a significant and volatile expense in the CBE production process.
●	Our industry is rapidly developing with many existing and emerging competitors and competitive technologies.

Certain Federal Incentives

Industry and Plants

Energy Independence and Security Act of 2007

The Energy Independence and Security Act (“EISA”) became law in December 2007. This law, among other things, creates incentives to increase use of advanced biofuels (liquid fuels derived from agricultural and other natural or renewable sources), including cellulosic ethanol. The EISA modified an earlier Renewable Portfolio Standard (RPS) mandating that a minimum of 9 billion gallons of ethanol be used in 2008. Other targets for renewable fuels use are 20.5 billion gallons by 2015, and 36 billion gallons by 2022 of which 21 billion gallons has to be from cellulosic ethanol.  Through the RFS2, the U.S. Environmental Protection Agency revised the National Renewable Fuel Standard program implementing  the requirements of the Energy Independence and Security Act of 2007 (EISA). EISA made significant changes to both the structure and the magnitude of the renewable fuel program created by the Energy Policy Act of 2005.

The EISA’s long-term plan for ethanol use fosters growth that will spur commercialization of cellulosic feedstocks to include forest waste, native grasses, crop residues, and many other biological sources apart from corn. The EISA uses the combination of corn and cellulosic-based ethanol to meet its goals of reducing dependence on fossil fuel-based gasoline. The EISA used four separate categories of ethanol feedstock: 1) Renewable fuel - fuel that is produced from renewable biomass to include  derived from corn; 2) Advanced biofuel - renewable fuel, other than ethanol derived from cornstarch that has lifecycle greenhouse gas emissions that are at least 50 percent less than baseline lifecycle greenhouse gas emissions; 3) Cellulosic biofuels – fuel derived from cellulose, hemicellulose or lignin that achieves a 60% reduction in green house gases;  4) Biomass-based diesel - renewable fuel that has lifecycle greenhouse gas emissions that are at least 50 percent less than baseline lifecycle greenhouse gas emissions; is a transportation fuel, transportation fuel additive, heating oil, or jet fuel; and meets the definition of either biodiesel or non-ester renewable diesel.  The desired result is that ethanol will contribute to greater than 10 percent of the U.S. fuel supply. Additionally, the EISA increases the likelihood that higher ethanol blends will be more commonly marketed – blends such as E20, E30, and E85.

The desired result is that ethanol will contribute to greater than 10 percent of the U.S. fuel supply. Additionally, the EISA increases the likelihood that higher ethanol blends will be more commonly marketed – blends such as E20, E30, and E85.

The EISA provides incentives for retailers to transition existing fueling equipment, or to purchase and install new equipment to dispense alternative blends.  Furthermore the law authorized a program to install blender pumps during 2008 to 2014 and committed $200 million for this effort.

The US exceeded its 2008 RPS goal of using 9 billion gallons of ethanol. The goal and use was essentially all ethanol derived from corn. The 2009 goal called for the first contributions from advanced biofuel. This presents a significant opportunity for the competitive, advanced biofuel companies.

In February 2010, the EPA revised the EISA biofuels regulations.  These new renewable fuel standards, referred to as “RFS2” made several noteworthy changes to the cellulosic ethanol provisions of the EISA law. Some of the meaningful changes, identified in the Renewable Fuels Association’s 2010 Ethanol Industry Outlook, are discussed below:

•
2010 Standard: Based on the Energy Information Administration (EIA) projections and industry information, the EPA set the 2010 renewable volume obligation for cellulosic ethanol at 0.004%. This percentage is based on expected available supply of 5.04 million gallons. Because EPA expects 2.09 million of these gallons to come from cellulosic diesel and bio-crude with higher relative energy content, the agency often refers to the 5.04 million gallons as “6.5 million ethanol equivalent gallons.”

•
Cellulosic Waiver Credits: Cellulosic waiver credits (no longer called “allowances”) will only be available for the current compliance year for which the EPA has waived some portion of the cellulosic biofuel standard, they will only be available to obligated parties, and they will be nontransferable and nonrefundable. Further, obligated parties may only purchase waiver credits up to the level of their cellulosic biofuel RVO less the number of cellulosic biofuel Renewable Identification Numbers (“RINs”) that they own. A company owning cellulosic biofuel RINs and cellulosic waiver credits may use both types of credits if desired to meet their Renewable Volume Obligation (RVOs), but unlike RINs obligated parties will not be able to carry waiver credits over to the next calendar year. For the 2010 compliance period, since the cellulosic standard is lower than the level otherwise required by EISA, the EPA is making cellulosic waiver credits available to obligated parties for end-of-year compliance should they need them at a price of $1.58 per gallon-RIN.

The figure below details the RFS2 mandated United States consumption of biofuels as provided for by the EISA.

Figure 1: EISA Renewable Fuel Volume Requirements (billion gallons)
Year	Cellulosic biofuel requirement	Biomass-based diesel requirement	Advanced biofuel requirement	Total renewable fuel requirement

2008	n/a	n/a	n/a	9.00
2009	n/a	0.50	0.60	11.10
2010	0.10	0.65	0.95	12.95
2011	0.25	0.80	1.35	13.95
2012	0.50	1.00	2.00	15.20
2013	1.00	a	2.75	16.55
2014	1.75	a	3.75	18.15
2015	3.00	a	5.50	20.50
2016	4.25	a	7.25	22.25
2017	5.50	a	9.00	24.00
2018	7.00	a	11.00	26.00
2019	8.50	a	13.00	28.00
2020	10.50	a	15.00	30.00
2021	13.50	a	18.00	33.00
2022	16.00	a	21.00	36.00
2023+	b	b	b	b

a To be determined by EPA through a future rulemaking, but no less than 1.0 billion gallons.
b To be determined by EPA through a future rulemaking.

SOURCE: EPA web site (http://www.epa.gov/otaq/renewablefuels/420f10007.htm#2)

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

Tax Relief and Health Care Act of 2006
A new cellulosic biomass ethanol depreciation allowance of 50% depreciation on cellulosic ethanol property was established in 2006. This depreciation window applies to cellulosic ethanol plant property put in service after December 20, 2006 and before January 1, 2013. The law allows an additional first year depreciation deduction equal to 50% of the adjusted basis of the qualified property. The 50% allowance, when coupled with other depreciation techniques could lead to 60% of a facility being depreciated in year one. This provision may significantly improve a plant’s cash position during its first two years of operation.

Sales Incentives

Volumetric Ethanol Excise Tax Credit (VEETC) – The “Blenders’ Credit
This tax credit originated in the 2005 American Jobs Creation Act of 2004, Section 301 of Public Law 108-357, and was amended by the 2008 Farm Bill. The credit is now $0.45 per gallon of ethanol and is available to suppliers and marketers who blend ethanol with gasoline.

Volumetric Ethanol Excise Tax Credit for Cellulosic Ethanol
This tax credit is found in the 2008 Farm Bill and is an approximate $1.01 per gallon of cellulosic ethanol produced. This credit is offset from the VEETC ($0.45). It is an income tax credit and is offset against the producers’ income tax liability. Unused credits may be carried forward. The credit is estimated since it is currently unclear how the statutory language will be applied.

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

Biomass Crop Assistance Program (BCAP)
BCAP is a United States Department of Agriculture (USDA) program, created under the 2008 Farm Bill, which provides reimbursement of up to $45/dry ton of biomass.

KL Energy will pursue incentives offered by federal, state and local authorities, but its business plan is intended to achieve success without the need to rely on such grants, subsidies or tax rebates.

Renewable Fuel Overview

Renewable fuels are liquid fuels derived from agricultural and other natural or renewable biomass. These fuels are used to complement the world’s supply of petroleum and other fossil fuels. A variety of factors contributes to an increasing awareness of, and demand for, renewable fuels including, but not limited to, the following:

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

•	Increasing awareness and incorporation of Flexible Fuel Vehicles (“FFVs”), into the world auto supply that are capable of operating on various blends of gasoline and ethanol;

•	Broadening development of the required infrastructure to support FFVs, including expansion of distribution channels and retrofitting wholesale and retail points of distribution.

Of all of the renewable fuels, or biofuels, that are sold or are being developed, the most significant market is for fuel ethanol due to the fact that all gasoline engines can run on at least 10% ethanol. Within the fuel ethanol market, the most attractive current or future business opportunities are for fuel ethanol derived from cellulosic biomass.

Fuel Ethanol

The market for ethanol, or ethyl alcohol, for use as a motor fuel is both large and well-established in the United States. According to the Renewable Fuels Association, or RFA, the national trade association for the United States ethanol industry, as of January 1, 2009, there were 170 ethanol plants in the United States having a combined production capacity of more than 10.5 billion gallons of ethanol per year. In addition, there were 24 ethanol plants and 7 plant expansions under construction that are anticipated to add more than 2.1 billion gallons of new annual production capacity, of which more than 1.5 billion gallons in annual production capacity is expected to come on line by the end of 2008. In 2008, the United States ethanol industry produced 9.0 billion gallons of fuel ethanol, representing an increase of more than 38% since 2007.

We believe ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/alternative. Most fuel ethanol currently produced in the United States is blended with gasoline to at a 10/90 ration and marketed as E10. In this role ethanol is an octane boosting oxygenate aiding the fuel to burn better and cleaner. Automakers in the United States have been accelerating their work with flex fuel vehicles (“FFV”) programs, according to the National Ethanol Vehicle Coalition (“NEVC”), resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. Future widespread adoption of FFVs could significantly increase ethanol demand and reduce the consumption of gasoline as it has in Brazil; however, widespread use of E85 in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. While, according to the NEVC, approximately 6.0 million United States vehicles are equipped to run on E85, there are only approximately 1,400 service stations of the approximately 170,000 nationwide which are capable of dispensing E85. However, according to the DOE (EIA) Annual Energy Outlook 2008, sales of FFVs capable of using E85 are expected to reach 2.7 million per year in 2030, or 10% of total sales of new light-duty vehicles, as federal fuel economy incentives are expected to continue to support the industry’s development. If more vehicles and service stations become E85 capable, this could increase ethanol consumption in the United States significantly.

The pricing model for ethanol hinges largely on the commodity market for gasoline. The price of ethanol is tracked by various information service providers in the petroleum industry such as Axis Petroleum, the NYMEX, or the Chicago Board of Trade. Marketing managers negotiate the spot sale of ethanol using rack rates published by information services such as Axis Petroleum. Longer term contracts are normally negotiated using a combination of fixed prices or basis contracts depending on the profit margins at that time. Contract pricing can be negotiated as a flat rate per gallon or a price computed off a basis such as one of these information services. The government provides an incentive to blenders (Volumetric Ethanol Excise Tax Credit, VEETC) in the form of a waiver of $0.43 in excise taxes per blended gallon of renewable fuels such as ethanol. Because blending 10% ethanol in gasoline enables the blender to save $0.45 per ethanol blended gallon, it has the effect of adding $0.45 of value to each gallon of fuel ethanol.

We currently do not sell a material amount of ethanol.  We expect our future sales of ethanol, if any, to be pursuant to long term off-take contracts versus spot sales.

The graph below shows historic United States fuel ethanol production from 1984 to 2008.

Many industry experts, including the RFA, believe corn-based ethanol production growth will not exceed 12 to 15 billion gallons in annual production. As a result, alternative fuel mandates must be met with non-corn ethanol.  United States-based demand for ethanol is expected to meet, if not exceed, this production supply for reasons that include the following:

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

•
Geopolitical concerns—The United States currently imports approximately 60% of its oil needs, a dependency that is expected to continue to increase. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil, which has added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have substantially increased their demand for oil. Oil prices currently exceed $70 per barrel and exceeded $140 per barrel in 2008. As a domestic, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.

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

The United States ethanol market is highly competitive, as well as highly fragmented. According to the Renewable Fuels Association, the United States ethanol industry trade association, world ethanol production was 17.3 billion gallons in 2008, of which approximately 52% was produced in the United States. The United States and Brazil are the world’s largest producers of ethanol. The ethanol industry in the United States consists of more than 170 production facilities and is primarily corn-based, while Brazilian ethanol production is primarily from sugar cane.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term development and utilization of our technology, process and design engineering, and plant operation experience for both company owned cellulosic based ethanol plants and third party plants. To date, execution of our business plan has largely focused on developing our technology and providing process and design engineering services to third parties.  Our future will focus increasingly on being a technology provider to third party cellulosic projects and developing our own plants.  In developing our CBE technology, we will maximize the potential for market penetration of our technology by license agreements, using the business network of our investor partners to license technology on a worldwide basis.  We have re-focused our human and financial resources towards the goal of becoming a leading technology provider in the cellulosic ethanol industry as well as developing our projects.  We intend to continue this focus to optimize the efficiency of our operations and become more efficient in the process.

Employees

As of February 26, 2010, we employed 18 full-time employees, 2 part-time employees and 4 full-time consultants (including two officers). We also outsource some of our engineering services as needed. We believe our relations with all of our employees and independent consultants are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

Intellectual Property

We currently have patent pending status for certain aspects of our technology.  Additionally, we protect the intellectual property we have developed as a trade secret.  We have in place procedures requiring, among other things, confidentiality agreements with potential partners, customers, and employees to protect our valuable trade secrets.

Directors and Executive Officers

The following table provides information concerning each of the Company's directors and executive officers at February 26, 2010:

Name	Age	Position

Thomas Schueller	57	Acting Chief Executive Officer and President, Chairman of the Board, Director
Thomas Bolan	59	Acting Chief Financial Officer
David Litzen	50	Vice President, Engineering, Chief technical Officer
Dennis Harstad	50	Vice President, Plant Operations and Secretary
Alan Rae	51	Director
Alain Vignon	40	Director

Thomas Schueller – Acting Chief Executive Officer and President, Chairman of the Board, and Director.Mr. Schueller has extensive business experience, including 10 years as a CPA with Arthur Andersen. Mr. Schueller was a financial officer of RPM Pizza, Inc. and developed and owned several businesses in Europe and the US. He was also the national President of Pizza World GmbH, and has 17 years of ownership of real estate development and financial companies in the United States.  From 1992 until 2008, Mr. Schueller owned and operated Equimax Properties LLC and Buyer’s Resource Realty. Mr. Schueller received his MBA in Finance from Michigan State University.

Thomas Bolan – Acting Chief Financial Officer.  Mr. Bolan has served in his current position since April 2009.  From October 2007 through December 2008, he was the Corporate Controller for O2Diesel Corporation which filed for bankruptcy and was sold out of bankruptcy in 2009. Prior to that, from 2002 through 2007, he was a consultant with Resources Connection, a publicly-traded international professional services firm.  Mr. Bolan earned his CPA certificate in 1978 and holds a Masters Degree in Finance/Economics from the University of Connecticut.

David Litzen - Vice President of Engineering, Chief Technical Officer.  Mr. Litzen has served in his current position since January 2006.  From 2004 to 2006, Mr. Litzen served as a consultant to the biofuels and petrochemical industries under the company name of Virtual Ideality, Inc.  On January 1st, 2006 he became employed by KL Process Design Group, a company which he also co-founded, as Vice President of Engineering. He has 28 years experience in the petrochemical industry, including 20 years as a Shell Oil senior process engineer and consultant. He has extensive background and experience in process simulation, plant process design, and process de-bottlenecking. Mr. Litzen is a registered Professional Engineer and holds a B.S. degree in chemical engineering.

Dennis Harstad – Vice President of Plant Operations and Secretary.  Mr. Harstad has served in his current position since January 2006.  He was the Plant Manager and Construction Manager for Midwest Renewable Energy from 2004 to 2006 and member of the board of directors from 2004 to 2007. He also served as a manager of WBE since 2006.  Mr. Harstad has over 28 years experience in agricultural and renewable energy business.

Alan Rae – Director - Mr. Rae has over twenty-five years of diverse commercial experience in the automotive, financial and service industries as a consultant, business owner, and manager. Mr. Rae was a founder and served as CEO of O2Diesel Corp. and its preceding companies since 1997.  O2Diesel Corp. filed for Chapter 11 bankruptcy and was sold out of bankruptcy in 2009.  Mr. Rae had also been CEO of World Class Driving  until it was sold in 2010.  Mr. Rae is currently a paid consultant to Pelly Management and the Company.  Mr. Rae has also been a Director of Reostar Energy since 2007.  Mr. Rae studied Mechanical Engineering at Paisley College of Technology (now the University of the West of Scotland), Scotland.

Alain Vignon – Director. Mr. Vignon is a managing partner of Niton Capital Partners SA, a corporate finance and investment company active mostly in the Energy and Infrastructure industries. Prior to joining the group in 2007, Mr. Vignon headed the Corporate Finance division at LCF Rothschild in Geneva from 2002 to 2007. He advised several large companies (private or public) and private equity firms in sectors such infrastructure, energy, industrial and telecommunication mainly in Europe and Africa. Before joining LCF Rothschild, Mr. Vignon worked at JPMorgan and UBS Warburg in the Investment Banking division, in London and Zurich, in structured and acquisition finance from 1994 to 2001.

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

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

As of February 26, 2010, there were 9 individuals and entities, representing our officers, directors and existing stockholders who hold at least 5% of our stock, that together control approximately 87% of our outstanding common stock. Current KL management owns approximately 10.7% of outstanding common stock.  Since the Merger, less than 600 (out of over 45 million outstanding) shares have been traded which makes KL a very thinly traded stock.  If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on successful implementation of our business plan. Our company’s operations will be subject to all of the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis.  A significant portion of our business efforts are focused on technology development and potential investors should be aware of the difficulties normally encountered by this type of enterprise. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

 Need for ongoing financing.

We will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that our company will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of our outstanding common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on operating flexibility. Our company’s failure to successfully obtain additional future funding may jeopardize the ability to continue our business and operations. If we can raise additional funds by issuing equity securities, existing shareholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds, future investors may demand, and may be granted, rights superior to those of existing shareholders.

Specifically, we will need to raise additional funds to:

•	Build cellulosic based ethanol plants

•	Support our anticipated growth and carry out our business plan

•	Continue our research and development programs

•	Protect our intellectual property

•	Hire top quality personnel for all areas of our business

•	Address and take advantage of competing technological and market developments

•	Establish additional collaborative relationships

•	Successfully obtain federal grants and loan guarantees

•	Take advantage of subsidies and federal tax credits

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

We face risks associated with our international business.

Our business plan calls for significant portions of our future operations to be conducted outside of the United States.  International business operations are subject to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;
•	the imposition of tariffs;
•	the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;
•	currency exchange rate fluctuations;
•	uncertainties relating to foreign laws and legal proceedings including tax and exchange control laws;
•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•	economic or political instability in foreign countries;
•	difficulties in staffing and managing foreign operations; and
•	the need to comply with a variety of U.S. laws applicable to the conduct of overseas operations, including export control laws and the Foreign Corrupt Practices Act.

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

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly. Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are primarily based upon trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes. However, trade secrets are difficult to protect. We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our biocatalysts and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our ethanol will be produced from cellulose.  However currently most ethanol is produced from corn, which is affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of corn and resulting reduction in the price of corn may decrease the price of ethanol and harm our business.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Usually following oil prices, prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some correlation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.  Third parties will be less likely to license our technology is there are prolonged periods of low ethanol prices.

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

We rely heavily on key personnel and loss of the services of one or more of its key executives or a significant portion of any prospective local management personnel could weaken the management team adversely affecting the operations.

Our success depends on the skills, experience, and efforts of its senior management and engineering staff. Operations will also be dependent on the efforts, ability, and experience of key members of the prospective local management staff. The loss of services of one or more members of the senior management or of a significant portion of any of local management staff could significantly weaken management expertise. We do not maintain key man life insurance policies for our officers.

We are subject to contractual payment disputes and refund requests.

As described in Note 7 to the Financial Statements, certain contractual payments made to us may have to be returned to one customer.  Billings for this customer are claimed to exceed costs and estimated earnings by approximately $1,640,588.  The Company may be liable to return any excess billings.

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

Our charter documents contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our charter documents provide for indemnification of our directors and certain officers for liabilities and expenses that they may incur in such capacities. In general, our directors and certain officers are indemnified with respect to actions taken in good faith and in a manner such person believed to be in our best interests, and with respect to any criminal action or proceedings, actions that such person has no reasonable cause to believe were unlawful. In the event that an officer or director seeks indemnification under such provisions, the Company may incur significant legal and other costs.  Reference should be made to Item 7 of this report regarding recent changes to our Bylaws.

Our charter documents do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our charter documents. The lack of specific anti-takeover provisions makes a change in control of our Company easier to accomplish.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a shareholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. These rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

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

As of February 26, 2010, we had 46,211,712 shares of common stock outstanding and no shares of preferred stock outstanding.  As of December 31, 2009, we were authorized to issue up to 150,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership. Further, such issuance may result in a change of control of our corporation.

The Company received a going concern paragraph in the report from its auditors.

In their report dated March 8, 2010, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without additional fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan we may be unable to remain in business.

ITEM 2. PROPERTIES

We lease our office space. The total rent expense under our office lease obligation was approximately $63,300 and $65,000 for the years ended December 31, 2009 and 2008, respectively. We have office lease obligations that expire September 30, 2011, of approximately, $69,000 for 2010, and $52,000 for 2011.

Additionally, the company leases 1,532 square feet of laboratory space from Black Hills Business Development Center for a total of $13,942 per year. The lease agreement obligation is for one year commencing on February 1, 2010 with an extension option for up to 4 additional years.

WBE leases approximately 30 acres of land in Upton, WY.  As of December 31, 2008, the lease was a month-to-month lease. Total rent expense under this agreement was approximately $54,510 and $15,700 for the years ended December 31, 2009 and 2008, respectively.  On March 4, 2009, WBE signed a lease for the same property with a 2 year term and an option to extend the lease to 2013.  The lease requires payments of $30,000 per year.

ITEM 3. LEGAL PROCEEDINGS

The Company is named in a personal injury lawsuit relating to an employee of a subcontractor performing acid cleaning services of a grain based ethanol plant boiler.  The Company was also performing services at the grain based ethanol plant in 2006.  The Company strongly disagrees with these claims. The amount of liability, if any, is not determinable but the Company plans to vigorously defend its position. The insurance company for the grain based ethanol plant is defending the Company employee.  The jury trial, originally scheduled for March 2010, is now expected to take place in the third quarter of 2010 or later.

The Company is named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Depositions have taken place between all parties. At this time, the Company is unable to predict the outcome of the case but plans to vigorously defend its position.

The Company provided construction management and engineering services for the construction of a new biofuels production facility in Iowa in 2007 for Willmark Energy, Inc. (“Willmark”). The Company believes that it would have provided services of approximately $800,000, including approximately $350,000 of services actually performed, for which it was not paid and filed a lien on the Willmark property.  Willmark refused to pay the Company for the unpaid services and subsequently filed a request for arbitration, counter-claiming that the Company failed to perform its design and project management duties under the construction contract and was seeking approximately $1.5 million in damages and the release of liens the Company has placed on Willmark assets.  In February 2010, in view of legal costs and especially management time, the Company accepted a settlement offer which required that Willmark pay $35,000 to the Company and the Company release its lien on the Willmark property.

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

In August 2009, the Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company and MRE are currently determining who shall arbitrate these arbitration claims and demands. It is expected that arbitration proceedings will begin in the second quarter of 2010.

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

The following table sets forth the range of high and low bid quotations for our common stock, as reported on the OTC Bulletin Board at the end of each calendar quarter since September 30, 2008, the date of the Merger.

	High	Low
September 30, 2008	$ 0.43	$ 0.43
December 31, 2008	$ 4.52	$ 4.52
March 31, 2009	$ 1.60	$ 1.60
June 30, 2009	$ 1.60	$ 1.60
September 30, 2009	$ 1.60	$ 1.60
December 31, 2009	$ 20.00	$ 20.00

As of the date of this report, approximately 87% ownership of KLEG stock is concentrated in 9 individuals and entities (including approximately 10.7% of outstanding common stock owned by KLE management.)  Since the Merger, less than 600 shares (out of over 46 million shares outstanding) have been traded.  Because its stock is thinly traded, the Company does not believe that these quotations, particularly at December 31, 2009, are indicative of the market value of the business.  Recent private placement transactions by the Company have been at $1.10 per share.

Nonetheless, on February 26, 2010, the closing sale price for our common shares, as reported by the OTC Bulletin Board, was $20.00 per share.  As of that date, there were 46,211,712 shares of common stock outstanding and there were approximately 59 holders of record of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion should be reviewed in conjunction with our audited financial statements and accompanying notes included in this report for the years ended December 31, 2009 and 2008.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the research and development facility in Upton, WY which was completed in August 2007.

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

As of December 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Revenue

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at December 31, 2009 and 2008 will be revised significantly in the near term.

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

Derivative Instruments

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 8) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

Liquidity and Capital Resources

We had approximately $65,000 of cash and cash equivalents, $139,000 of prepaid expenses and $135,000 of deferred issuance costs at December 31, 2009.  Our total current assets at December 31, 2009 were approximately $390,000. As of that date, we also had non-current assets, consisting of net property, plant and equipment, of approximately $3,501,000.  Our total assets as of December 31, 2009 were approximately $3,952,000.

During 2009, we received additional capital of approximately $6.85 million before expenses to fund operating activities and allow long-term borrowing commitments to remain current.

The Company expects to rely on funds raised from these recent private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. While we continue to seek additional financing, there are currently no specific arrangements for any external financing of debt or equity and we are not certain whether any such financing would be available on terms acceptable to us, if at all. We believe that cash on hand and the recent capital infusion in January 2010 (described in “Subsequent Developments” below) and other commitments, as further described in Note 14 to the consolidated financial statements, will adequately provide for the operating activities of the Company through December 2010.

In their report dated March 8, 2010, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for and making payments with respect to a note payable by WBE to Security National Bank of $1,394,044 at December 31, 2009.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2010, which may be extended on an annual basis if the Company is in compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

We had a line of credit with Wells Fargo for borrowings up to $250,000 with an interest rate of the prime rate used by Wells Fargo plus 0.5%. This line of credit was personally guaranteed by certain officers of the Company.  At December 31, 2009 this line of credit has matured and was paid off in 2009 by a Company payment of $175,000 (plus interest) and by the proceeds from a line of credit of $75,000 extended to us, by a current shareholder and officer of the Company, which was paid in full in June 2009.  The interest rate with respect to borrowed amounts was the prime rate used by Wells Fargo plus 0.5%. This line of credit was personally guaranteed by certain officers of the Company.

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $560,000 and $600,000 at December 31, 2009 and 2008, respectively.  This note has a variable interest rate, which was 5% at December 31, 2009 and 2008, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. The principal payments are scheduled to be $120,000 in each of 2010, 2011, 2012, 2013, and $80,000 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note.  As of December 31, 2009, this obligation amounted to $142,500 and is included in current maturities of subordinated debt-related party in the consolidated balance sheets.

We also have a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

We had total current liabilities of approximately $6,805,000 at December 31, 2009, which included short-term borrowings of $250,000, current maturities of long-term debt of approximately $1,601,000 and current maturities of subordinated debt – related party of $262,000, billings in excess of costs and estimated earnings on uncompleted contracts of $1,641,000, accounts payable of $1,672,000, accrued payroll of approximately $203,000, other liabilities of $770,000 (primarily professional fees payable to Niton Capital of an estimated $420,000 and legal and audit fees of $97,000) as well as current liabilities of discontinued operations of approximately $357,000.

We had total long-term liabilities of approximately $307,000 at December 31, 2009, which included long-term debt of approximately $9,000 and long-term subordinated debt - related party of $298,000.  Our total liabilities were approximately $7,112,000 as of December 31, 2009.

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

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the demonstration of our cellulosic technology.  As of December 31, 2009, WBE owed us approximately $8,821,000 through a senior secured note which includes the Company’s payments on the Security National Bank loan of $1,984,949 to WBE (with a balance of $1,394,044 as of December 31, 2009).  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2010. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start in the last half of 2010) and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until we have sold licenses or have our own plant(s) operating.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and owner/operator of CBE plants and eliminated positions that are not critical to this business mission.

During the period from our inception to December 31, 2009, we have incurred significant net losses. At December 31, 2009 and December 31, 2008, we had negative working capital (i.e. current assets less current liabilities) of approximately $6.4 million and $5.3 million, respectively. Total liabilities exceeded total assets by approximately $3.2 million and $2.0 million at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, our operating activities used a net of approximately $5.0 million of cash. This reflected a loss of approximately $7.0 million from continuing and discontinued operations and decreases in noncontrolling interests ($1.3 million), accounts payable ($390,000) and current liabilities of discontinued operations ($13,000) which were largely offset by depreciation of approximately $2.0 million, allowances for doubtful accounts of approximately $438,000, a decrease of approximately $432,000 in prepaid expenses and other current assets (primarily deferred issuance costs of $320,000) and an increase of approximately $1.1 million in accrued payroll and other liabilities (of which an estimated $420,000 was attributable to Niton Capital consulting fees).

During the year ended December 31, 2008, our operating activities used a net of $4,114,000 of cash. This reflected a loss of $7,493,000 before noncontrolling interests, which was increased by a decrease in accounts payable of $932,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $811,000, offset by depreciation of $1,792,000, amortization of derivative liability of $1,150,000, amortization of debt issuance costs of $305,000, a decrease in net trade receivables of $1,042,000, an increase in accrued payroll and other liabilities of $369,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $169,000, a decrease in inventories of $104,000, and a decrease in prepaid expenses and other assets of $150,000, and a loss on the sale of fixed assets of $40,000.

Net Cash from Continuing Operations - Investing Activities

Net cash used in investing activities of approximately $252,000 for the year ended December 31, 2009.  These funds were primarily used for the purchase of property, plant, and equipment for the WBE facility.  For the year ended December 31, 2008, net cash used in investing activities was $156,000.  These funds were used primarily for approximately $845,000 in WBE plant improvements offset by the sale of our airplane and other equipment that netted $689,000.

Net Cash from Continuing Operations – Financing Activity

Net cash provided by our financing activities was approximately $4.6 million for the year ended December 31, 2009. During this period, we received approximately $5.8 million in net proceeds from the private placement of common stock offset by approximately $1.2 million of reductions in short-term borrowings and long-term debt.

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

Annual Results of Operations

Revenue

There was no revenue recorded for the year ended December 31, 2009 compared to $4.0 million of revenue from engineering and management contracts in the prior year.  This decrease in revenue is attributable to the completion of all contracts in 2008 and our focus on research and enhancement of our CBE technology.

Engineering and Management Contract Expenses

There was no engineering and contract management expense recorded for the year ended December 31, 2009 compared to approximately $2.0 million in the prior year. This decrease in revenue is attributable to the completion of all contracts in 2008 and our focus on research and enhancement of our CBE technology.

General and Administrative Expenses

General and administrative expenses increased from $4.3 million to $5.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, an increase 16%.  This increase was primarily attributable to approximately $1.8 million increase in professional, consulting, accounting, auditing and legal fees (of which approximately $930,000 was attributable to Niton Capital), $80,000 in travel and fund raising costs compared to nominal expenses in 2008, a $211,000 decrease in bad debts reserve, a $24,000 increase in laboratory research costs, and a $7,000 increase in advertising and promotion costs, offset by a decrease of $927,000 in wages and salaries, and an absence of aircraft and its operating costs amounting to approximately $205,000.

Research and Development Expenses

Research and development expense increased approximately $620,000 to $3.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, an increase of 23%.  The increase is primarily related to our efforts at enhancing technology and process improvements at the WBE plant and includes increases in equipment repairs ($91,000), utilities ($60,000), enzymes and other feedstocks ($137,000), depreciation ($156,000), rental equipment ($101,000) and employee benefits ($28,000).

Other Income and Expense

Other income was approximately $136,000 for the year ended December 31, 2009 compared to approximately $2.1 million in other expense for the year ended December 31, 2008. This $2.2 million improvement was primarily due to the absence of approximately $1.9 million in amortization of debt issuance costs and debt discounts in 2009.  In addition, the Company recorded approximately $433,000 of other income in 2009 resulting from the settlement of the Willmark arbitration.

Subsequent Developments

Unregistered Sale of Securities

On January 6, 2010, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Investor paid $1.5 million on that date, representing 50% of the Investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and if the Investor does not  pay the remaining $1.5 million within 14 days of receiving a written demand from the Company, the shares held by a Third Party Holder and related to the first payment will be cancelled.  We expect the pricing of these shares to be reduced to $1.10 per share based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On March 2, 2010, the Company agreed to issue to Mr. Corcoran options to purchase 83,333 shares of the Company’s common stock at a purchase price of $1.10 per share.  This option will become fully vested on April 1, 2010, and will be exercisable for a period of three years.  The options were issued to Mr. Corcoran pursuant to Regulation D of the Securities Act of 1933, as amended.

Executive Employment Agreements

In February 2010, we amended and restated all the employment agreements with our executive officers which terms are described below.

Employment Agreements with Mr. Corcoran, Mr. Litzen and Mr. Harstad

On February 15, 2010, the Company entered into amended and restated employment agreements with each of Mr. Corcoran, Mr. Litzen and Mr. Harstad that provide for their employment as President and Chief Executive Officer, Vice President of Engineering and Chief Technology Officer and Vice President of Plant Operations, respectively, which agreements replaced each of their prior employment agreements and have a term through February 15, 2013.  At the same time, the Company entered into an Employee Proprietary Information and Inventions Agreement and a Noncompetition Agreement with each of these executive officers.  Under the employment agreements, Mr. Corcoran’s base salary is at an annual rate of $147,019, Mr. Litzen’s base salary is at an annual rate of $139,725, and Mr. Harstad’s base salary is at an annual rate of $130,500, for the term of employment, each subject to annual increases at the discretion of the Company.  Each of the annual base salaries described above reflects a temporary 10% reduction in pay pending the consummation of a certain service contract being negotiated by the Company.  In the event such transaction is consummated, each of the above stated salaries will be increased by 10%.  Under the employment agreements, each executive officer is also eligible for equity incentive grants under the Company’s Equity Incentive Plan after it is approved by shareholders.

Under the noncompetition agreement, none of the executive officers may compete with the Company during the term of his employment and for a one year period following his termination of employment for any reason.  Additionally, during the same one year period, none of the executive officers may solicit or hire any current employee of, or independent contractor to, the Company (or anyone who has been an employee or independent contractor within the preceding 6 month period).  Each executive officer has also agreed, in the noncompetition agreement, that he will not interfere in an adverse way with the Company’s business, and specifically with suppliers and customers.

Perquisites and Other Benefits

All Company executives are also entitled, subject to meeting certain eligibility requirements, to participate in the Company's benefit programs, including the Company's SIMPLE IRA plan and its medical, dental and other benefits plans. [Each executive is also entitled to receive full reimbursement for all medical and dental plan premiums that are not covered by the Company.]

Employment Agreements—General

In the event of termination for any of the reasons described below, the named executive officer has no obligation to seek comparable employment and, if the executive accepts employment during the severance period, there will be no offset by the Company against the amounts paid for termination. Additionally, the terms of the noncompetition agreement will continue to apply after termination.

Termination for Good Reason or Other Than Cause

In all of our employment agreements with our named executive officers, if his employment is terminated other than for cause, death or disability, or if the executive terminates his employment for good reason, then, the following will be paid by the Company:

• accrued salary to the date of termination, plus an additional four months base salary, paid at the
      Company’s standard pay dates (or at the Company’s option, in a lump sum payment);

• pro rata bonus through the termination date, if the Board of Directors in its discretion determines that one is payable;

• unused vacation and/or personal time pay;

• vested ERISA benefits, such as those under the SIMPLE IRA plan; and

• benefits that may be required by law, such as those under COBRA.

           Termination for Death or Disability

If a named executive officer's employment is terminated as a result of death or disability, the following will be paid by the Company:

• the executive's accrued salary through the termination date;

• pro rata bonus through the termination date, if the Board of Directors in its discretion determines that one is payable;

• unused vacation and/or personal time pay;

• Six (6) months of severance

• vested ERISA benefits, such as those under the SIMPLE IRA plan; and

• benefits that may be required by law, such as those under COBRA.

Termination for Cause

If a named executive officer's employment is terminated for cause, the following will be paid by the Company:

• the executive's accrued salary through the termination date;

• unused vacation and/or personal time pay;

• vested ERISA benefits, such as those under the 401(k) plan; and

• benefits that may be required by law, such as those under COBRA.

If terminated for cause, all rights to exercise any equity incentive/options granted to the executive under the Equity Incentive Plan will terminate and the executive will not be able to exercise any rights or options.

Consulting Agreement Amendment

The Consulting Agreement between the Company and Alan Rae, also a director of the Company, has been amended to increase the amount per month that may be paid to Mr. Rae up to $14,000.  As provided in the original agreement, Mr. Rae will also be reimbursed for reasonable business expenses relating to his performance under the consulting agreement and a $25 per diem when traveling on the Company’s behalf.

Bonus Plan

The Board of Directors adopted a cash bonus plan for the executive officers in the event that the Company consummates a transaction with a certain potential licensor of the Company’s technology.  Up to $125,000 of cash may be allocated among the officers and employees of the Company, at the Compensation Committee of the Board of Directors’ discretion.

Amendment of Bylaws

The Board of Directors adopted, effective March 15, 2010, the amended and restated Bylaws of the Company, filed herewith as an exhibit.  These Bylaws amend and restate in their entirety the existing Bylaws of the Company.  The revised bylaws, among other things, implement the following changes:

•	The stockholders of record may, at the annual meeting, elect the Board of Directors by a plurality vote. The bylaws previously required a majority vote.
•
The requirements of a quorum are met when the stockholders holding at least one third of the voting power are present. The bylaws previously required the presence of only 10% of the voting stockholders.

•
The new bylaws address with specificity the process for both nominations of persons for election to the Board of Directors and proposals of business to be considered by the stockholders at the annual and special meetings of the stockholders.  The bylaws previously did not address these matters.

The foregoing description contained herein is qualified in its entirety by the text of the amended and restated bylaws, a copy of which is attached hereto as an exhibit and is incorporated herein by reference.

Organizational Changes

Effective March 2, 2010, Mr. Corcoran resigned his position as the Company’s CEO and President and terminated his employment agreement with the Company.  As of the same date, Mr. Corcoran entered into a consulting agreement with the Company, pursuant to which he will continue to provide certain services relating to the Company’s general U.S. operations.  During the first four months of service under his consulting agreement, Mr. Corcoran will receive $12,251 per month.  Thereafter, he will receive a base of $3,000 per month and reimbursement of reasonable expenses.  The Company also: (i) issued to Mr. Corcoran an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10, exercisable for three years; and (ii) released 594,046 shares of common stock from the lock-up agreement between Mr. Corcoran and the Company dated September 30, 2008. The consulting agreement may be terminated by the Company at any time following the expiration of the first four months of the agreement and by Mr. Corcoran upon 10 days notice.

The Company appointed Thomas Schueller as interim CEO and President upon Mr. Corcoran’s resignation to serve in such capacity until March 8, 2010.  Mr. Schueller has served as Executive Chairman of the Company’s Board of Directors during the last 12 months and serves on the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Disclosure Committee of the Company. Mr. Schueller’s extensive business experience is described above under “Directors and Executive Officers”.

The Company has entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries will be performed by Peter Gross beginning March 8, 2010.  The Company’s Brazilian subsidiary, KLE Brazil Ltda., when formed, will fund the payment obligations under the consulting agreement.  An initial payment of $24,000 U.S. will be paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee will be $16,000 U.S.  The consulting agreement may be terminated upon 90 days notice by either party.  It is anticipated that initially, until his appropriate immigration benefits have been secured, substantially all of Mr. Gross services will be performed at the Company’s Brazilian offices.

Mr. Gross has 15 years of international experience in the specialty chemical and biofuels industry as a project, business and marketing manager, consultant, business owner and investor.  Mr. Gross founded, and since 2004 has served as managing partner of, add blue Consultoria Ltda., a consulting company established to develop business opportunities in the renewable energy and biofuels markets.  From 2007 through 2008, he was involved in the sourcing, developing and managing of greenfield sugarcane projects for Alterna Agri-Energy Ltda.  From 2006 through 2007, he engaged in general management and business development relating to biofuels for Conergy Group and from 2004 through 2007 he provided general management and business development services to 02Diesel Ltda.  Mr. Gross speaks Portuguese, German, English and French and holds a degree in Business Administration from Bayreuth University in Germany.

Effective March 2, 2010, David Litzen resigned as a Director of the Company.  Mr. Litzen served as a Director of the Company since October 1, 2008 and was a member of the Nominating Committee.  Mr. Litzen continues to serve as the Company’s Vice President of Engineering and Chief Technology Officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of Ehrhardt, Keefe, Steiner, & Hottman PC dated March 8, 2010, are filed as part of this report starting on page F-1 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified below.

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

Because of its inherent limitations from being a small company, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was not effective.

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

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

•	hired a Chief Financial Officer with public company experience;

•	required all material agreements of the Company, and material amendments thereto, be in writing; and

•
as needed, engaged a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference.  Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Information regarding our Audit Committee financial expert appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference.  The Code of Ethics has been filed with the Commission and is posted on our website at www.klenergycorp.com in the  “Investor Relations” section.

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11:  EXECUTIVE COMPENSATION.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2010 Proxy Statement is hereby incorporated by reference.

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

3.3*	Amended Bylaws

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

10.5*	Employment Agreement dated January 1, 2010 between the registrant and David Litzen.

10.6*	Employment Agreement dated January 1, 2010 between the registrant and Dennis Harstad.

10.7*	Employment Agreement dated January 1, 2010 between the registrant and Steve Corcoran.

Exhibit Number	Description

10.8	Term Loan Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.9	Secured Promissory Note, dated October 9, 2008, from O2Diesel Corporation in favor of the registrant.

10.10	Supply and Distribution Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.11	Securities Purchase Agreement, dated February 24, 2009, between the registrant and certain investors listed on the signature pages thereto.

10.12	Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant.

10.13*	Securities Purchase Agreement, dated October 2, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.14*	Securities Purchase Agreement, dated November 17, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.15*	Securities Purchase Agreement, dated December 16, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.16*	Securities Purchase Agreement, dated January 6, 2010, between the registrant and a certain investor listed on the signature page thereto.

10.17*	Consulting agreement between the registrant and CMN, Inc./Alan Rae

10.18*	Consulting agreement between the registrant and Steven Corcoran

10.19*	Promissory Note between registrant and Randy Kramer

16.1	Letter from Moore & Associates, Chartered (filed on October 7, 2008 as Exhibit 16.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

21	List of Subsidiaries.

31*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.
 ______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KL Energy Corporation
March 8, 2010
	By:	/s/ Thomas Schueller
Thomas Schueller, Acting Chief Executive Officer and President, Chairman of the Board, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Thomas Schueller	Acting Chief Executive Officer and President, Chairman of the Board, Director	March 8, 2010
Thomas Schueller

/s/ Thomas J. Bolan	Acting Chief Financial Officer	March 8, 2010
Thomas J. Bolan

/s/ Alan Rae	Director	March 8, 2010
Alan Rae

/s / Alain Vignon	Director	March 8, 2010
Alain Vignon

 INDEX TO EXHIBITS

Exhibit Number	Description

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

3.3*	Amended Bylaws

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

10.5*	Employment Agreement dated January 1, 2010 between the registrant and David Litzen.

10.6*	Employment Agreement dated January 1, 2010 between the registrant and Dennis Harstad.

10.7*	Employment Agreement dated January 1, 2010 between the registrant and Steve Corcoran.

Exhibit Number	Description

10.8	Term Loan Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.9	Secured Promissory Note, dated October 9, 2008, from O2Diesel Corporation in favor of the registrant.

10.10	Supply and Distribution Agreement, dated October 9, 2008, between the registrant and O2Diesel Corporation.

10.11	Securities Purchase Agreement, dated February 24, 2009, between the registrant and certain investors listed on the signature pages thereto.

10.12	Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant.

10.13*	Securities Purchase Agreement, dated October 2, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.14*	Securities Purchase Agreement, dated November 17, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.15*	Securities Purchase Agreement, dated December 16, 2009, between the registrant and a certain investor listed on the signature page thereto.

10.16*	Securities Purchase Agreement, dated January 6, 2010, between the registrant and a certain investor listed on the signature page thereto.

10.17*	Consulting agreement between the registrant and CMN, Inc./Alan Rae

10.18*	Consulting agreement between the registrant and Steven Corcoran

10.19*	Promissory Note between registrant and Randy Kramer

16.1	Letter from Moore & Associates, Chartered (filed on October 7, 2008 as Exhibit 16.1 to the registrant’s Report on Form 8-K (File No. 000-52773) and incorporated herein by reference).

21	List of Subsidiaries.

31*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted
Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.
 ______________

* Filed herewith.

KL Energy Corporation

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2009 and 2008

KL Energy Corporation
Financial Statements and Notes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KL Energy Corporation and Subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of KL Energy Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KL Energy Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 18 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 8, 2010
Denver, Colorado

KL Energy Corporation
Consolidated Balance Sheets

	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$65,049	$698,101
Trade receivables, net of allowance for doubtful accounts of $393,840 and $381,681, respectively	35,000	470,322
Accounts receivable - related parties	1,034	-
Inventories	14,975	88,255
Prepaid expenses and other assets	138,765	101,180
Deferred issuance costs	135,000	320,000
Current assets of discontinued operations	-	427
Total Current Assets	389,823	1,678,285

Non-Current Assets
Property, Plant and Equipment, Net	3,501,197	5,253,916

Total Assets	$3,891,020	$6,932,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Lines of credit & short-term borrowings	$-	$250,000
Current maturities of long-term debt	1,851,389	1,015,482
Current maturities of subordinated debt-related party	262,500	40,000
Accounts payable	1,672,156	2,256,893
Accounts payable-related parties	48,234	186,270
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,640,588	2,039,496
Accrued payroll	203,161	222,361
Other liabilities	770,052	307,314
Accrued issuance costs	-	320,000
Current liabilities of discontinued operations	356,970	369,812
Total Current Liabilities	6,805,050	7,007,627

Long-term debt, less current maturities	9,121	1,401,283
Long-term debt-subordinated-related party	297,500	560,000
Total Long-Term Debt	306,621	1,961,283

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 45,029,894 and 15,622,953 shares issued and outstanding as of December 31, 2009 and 2008, respectively	45,029	15,623
Additional paid-in capital	7,060,161	26,842
Accumulated deficit	(9,267,385)	(2,272,574)
Noncontrolling interests	(1,058,456)	193,399
Total Stockholders' Deficit	(3,220,651)	(2,036,710)

Total Liabilities and Stockholders' Deficit	$3,891,020	$6,932,201

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2009	2008

Revenue
Engineering and management contract	$-	$4,009,825

Total Revenue	-	4,009,825

Operating Expenses
Cost of engineering and management contract	-	1,959,202
General and administrative	4,647,240	4,344,651
Research and development	3,324,980	2,704,717
Total Operating Expenses	7,972,220	9,008,570

Loss from Operations	(7,972,220)	(4,998,744)

Other Income (Expense):
Other expense	(116,289)	(165,723)
Interest income	48,522	(6,954)
Interest expense	(194,679)	(1,914,187)
Total Other Expense, Net	(262,446)	(2,086,864)

Loss From Continuing Operations and Before
Net Loss Attributable to Noncontrolling Interest	(8,234,666)	(7,085,608)

Net loss attributable to noncontrolling interests	1,251,855	99,591

Loss From Continuing Operations	(6,982,811)	(6,986,017)

Loss from discontinued operations	(12,000)	(406,815)

Net Loss	$(6,994,811)	$(7,392,832)

Net Loss Per Share, basic and diluted:
Continuing operations	$(0.19)	$(0.62)
Discontinued operations	(0.00)	(0.03)
Total	$(0.19)	$(0.65)

Weighted Average Common Shares Outstanding-Proforma	36,618,280	11,342,697

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

				Additional			Total
	Common Stock		Stockholders'	Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit

Balance - December 31, 2007	-	$-	$9,000	$-	$(1,916,219)	$292,990	$(1,614,229)

KL Process Design Group - post merger net loss - September 30, 2008	-	-	-	-	(5,120,258)	-	(5,120,258)
Consideration for pre-Merger . shareholders	3,390,000	3,390	-	-	-	-	3,390
Conversion of equity in reverse merger acquisition	9,900,266	9,901	(9,000)	(7,040,768)	7,036,477	-	(3,390)
Conversion of debt to equity, net of unamortized debt discount	2,288,000	2,288	-	4,197,712	-	-	4,200,000
Equity payment to placement agent upon conversion of debt to equity	-	-	-	(305,000)	-	-	(305,000)
Conversion of derivative liability to equity	-	-	-	3,050,000	-	-	3,050,000
Shares issued for accrued interest on convertible debt	38,437	38	-	102,462	-	-	102,500
Issuance of shares in private placement (net of issuance costs of $2,557)	6,250	6	-	22,436	-	-	22,442
Net loss attributed to noncontrolling interests	-	-	-	-	-	(99,591)	(99,591)
KL Energy Corporation - net loss - 4th quarter 2008	-	-	-	-	(2,272,574)	-	(2,272,574)

Balance - December 31, 2008	15,622,953	$15,623	$-	$26,842	$(2,272,574)	$193,399	$(2,036,710)

Issuance of shares in private placement	18,181,818	18,182	-	3,981,818	-	-	4,000,000
Issuance of shares in settlement of payables	5,205,569	5,206	-	1,140,019	-	-	1,145,225
Issuance of shares in private placement	4,545,454	4,545	-	995,455	-	-	1,000,000
Issuance of shares in settlement of accrued liabilities	95,312	95	-	152,405	-	-	152,500
Issuance of shares in private placement at $1.50 per share	1,233,333	1,233	-	1,848,767	-	-	1,850,000
Additional shares issued at $1.10 per share	145,455	145	-	(145)	-	-	-
Legal, professional and issuance fees	-	-	-	(1,085,000)	-	-	(1,085,000)
Net loss attributed to noncontrolling interests	-	-	-	-	-	(1,251,855)	(1,251,855)
Net loss	-	-	-	-	(6,994,811)	-	(6,994,811)

Balance - December 31, 2009	45,029,894	$45,029	$-	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008

Cash Flows From Operating Activities
Net loss from continuing operations	$(6,982,811)	$(6,986,017)
Net (loss) income from discontinued operations	(12,000)	(406,815)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	1,900,843	1,791,768
Allowance for doubtful accounts	12,159	147,171
Noncontrolling interest in net loss of subsidiaries	(1,251,855)	(99,591)
Loss on sale of assets	48,821	39,644
Amortization of debt issuance cost	-	305,000
Amortization of debt discount	-	1,150,000
Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	422,129	853,533
Costs and estimated earnings in excess of billings on uncompleted contracts	-	168,890
Inventories	73,280	104,656
Prepaid expenses and other assets	21,150	149,626
Current assets of discontinued operations	427	41,774
Increase (decrease) in:
Accounts payable	(387,773)	(562,015)
Billings in excess of costs and estimated earnings on uncompleted contracts	(398,908)	(810,727)
Accrued payroll and other liabilities	1,106,263	369,057
Current liabilities of discontinued operations	(12,842)	(369,812)
Net Cash Provided by (Used In) Operating Activities	(5,461,117)	(4,113,858)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(164,056)	(845,310)
Proceeds from the sale of fixed assets	(775)	689,080
Net Cash Provided by (Used in) Investing Activities	(164,831)	(156,230)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(250,000)	(130,000)
Proceeds from subordinated debt – related parties, net	-	250,000
Payments on subordinated debt - related parties, net	(40,000)	-
Payments on long-term debt principal	(982,104)	(855,553)
Proceeds from convertible debt	-	6,100,000
Legal, professional and issuance fees	(585,000)	(612,557)
Proceeds from issuance of common stock	6,850,000	25,000
Net Cash Provided by (Used in) Financing Activities	4,992,896	4,776,890

Net Increase (Decrease) in Cash and Cash Equivalents	(633,052)	506,802

Cash and cash equivalents at beginning of period	698,101	191,299
Cash and cash equivalents at end of period	$65,049	$698,101

Supplemental Disclosures of Cash Flow Information
Interest paid	$116,878	$463,673
Conversion of accounts payable and accrued liabilities to common stock	937,725	-
Conversion of deferred issuance costs liability to common stock	45,000	-
Deferred issuance costs netted in equity	185,000	-
Deferred issuance costs paid in common stock	315,000
Settlement of accounts payable with debt	335,000	-
Insurance premium financed with debt	58,735	78,496
Purchase of equipment with note payable	32,114	156,000
Return of asset for reduction in accounts payable	-	101,093
Debt converted to equity	-	6,100,000
Accrued interest converted to equity	-	102,500
Debt issuance costs for convertible debt	-	305,000
Accrued issuance costs	-	320,000

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

As a result of the merger, KLPDG merged with and into the Company, with the Company as the surviving corporation and the Company succeeded to and acquired all of the assets and liabilities of KLPDG, including all of the contractual rights and interests of KLPDG.  For accounting purposes, the merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in this report is the business and financial information of KLPDG.  In accordance with Staff Accounting Bulletin 1 Topic 4, the accumulated deficit of KLPDG as of December 31, 2008, has been included in additional paid in capital.  Pro-forma information was not presented as the financial statements of KLE were insignificant.

The Company is a biofuels technology development, licensing, and engineering firm with experience rooted in grain-based and cellulose-based ethanol process design, expansion, operations and profit optimization.  In addition, the Company, through Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and is designed to convert wood products and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year.  A commercially viable ethanol product was not produced during the year ended December 31, 2007.  During the years ended December 31, 2008 and 2009, a commercially viable grade of ethanol was developed but not produced in commercial quantities and has not yet been marketed to the public.

The Company also distributed ethanol blended fuel, through its majority-owned Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the grain-based ethanol industry but especially due to the Company’s re-focus on cellulosic ethanol commercialization efforts.

Significant Accounting Policies

Financial Accounting Standards Board Issues Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” (FASB Accounting Standards

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Codification (“FASB ASC” or the “Codification”) 105-10) which will become the source of authoritative United States generally accepted accounting principles (“US GAAP”) to be applied by nongovernmental entities superseding all pre-existing accounting and reporting standards other than the rules of the SEC. Updates to FASB ASC are being issued as Accounting Standards Updates. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10 is effective for the Company’s fiscal year ended September 30, 2009. In accordance with the Codification, citations to accounting literature in these financial statements are to the relevant Topic of the Codification or are presented in plain English. The adoption of FASB ASC 105-10 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company held cash in excess of federally insured limits of approximately $0 and $419,000 as of December 31, 2009 and 2008, respectively.

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

Concentration of Credit Risk

In calendar 2009, the Company did not record any sales.  The Company had three customers who accounted for approximately 69% of revenues for the year ended December 31, 2008.  At December 31, 2008, one customer accounted for approximately 79% of accounts receivable.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Maintenance and repairs are charged to operations as incurred. Depreciation on property, plant and equipment is computed using the straight-line method based on the following estimated useful lives:

Years
Plant and Plant Equipment	5
Office Furnishings and Equipment	3-7
Vehicles	5-10

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the research and development facility in Upton, WY which was completed in August 2007.

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

As of December 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Deferred Issuance Costs

Deferred issuance costs represent placement agency fees and other direct expenses of raising financing.  Upon a successful financing, these costs are netted against the proceeds in equity. If the offering is not probable or aborted, any remaining capitalized costs are expensed.

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at December 31, 2009 and 2008 will be revised significantly in the near term.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of amounts billed.  The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenue recognized.

Patriot provided blended fuel on consignment to service stations.  Revenue related to the sale of blended fuel by Patriot was recorded when the ethanol was sold by the service station to the end customer.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.

The Company had other long-term contracts whereby it is paid monthly for services provided. The Company recognized revenue when persuasive evidence of an arrangement existed, services have been provided, the price was fixed and determinable, and collectability was reasonably assured.

Research and Development Costs

Research and development costs include direct labor, depreciation, and other direct expenses including those incurred in the operations of the CBE plant in Upton, Wyoming and are expensed as incurred.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Included in operating expenses are advertising and promotion expenses of approximately $38,000 and $60,000 for the years ended December 31, 2009 and 2008, respectively.

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

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained based on the technical merits of the position.  A comprehensive review of its material tax positions, in accordance with the applicable guidance, was performed by the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of December 31, 2009 and 2008 due to the relatively short maturity of these instruments.

The carrying amount of subordinated debt and other debt outstanding also approximate their fair values as of December 31, 2009 and 2008 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Derivative Instruments

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 8) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.  As of December 31, 2009 and 2008, the Company had no derivative liabilities.

Warranty Costs

The Company provides warranties on the engineering and construction management services it provides.  The Company has not had to provide warranty services in the past, and management does not anticipate significant warranty liability for work performed through December 31, 2009.  Therefore, no allowance for warranty costs has been recorded.

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

For the years ended December 31, 2009 and 2008, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Segment Information

The Company follows established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.  These standards define operating segments as components of a company about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. Reference should be made to Note 21 for a further discussion of the Company’s business segments.

(2) Recently Issued Accounting Pronouncements

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

KL Energy Corporation
Notes to Consolidated Financial Statements

(2) Recently Issued Accounting Pronouncements (continued)

In January 2010, the FASB issued new accounting guidance to require additional disclosures related to a reporting entity’s fair value measurements. This guidance will become effective in the first quarter of 2010. The Company expects to adopt this guidance effective January 1, 2010 but does not expect it to have a material impact on our consolidated financial statements.

(3) Inventories

Inventories consisted of raw materials of $14,975 and $88,225 at December 31, 2009 and 2008, respectively.

(4)  Note Receivable – Related Party

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

 (5)  Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	December 31,
	2009	2008
Plant and Plant Equipment	$7,402,413	$7,348,028
Office Furnishings and Equipment	274,103	187,801
Vehicles	51,698	51,698
	7,728,214	7,587,527
Less Accumulated Depreciation	(4,227,017)	(2,333,611)
Total Property, Plant, and Equipment, Net	$3,501,197	$5,253,916

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  The Company has also capitalized approximately $471,000 of professional engineering and construction services provided by the Company through December 31, 2009.  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $43,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively.  Included in research and development expense is depreciation expense of approximately $1,858,000 and $1,718,000 for the years ended December 31, 2009 and 2008, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements

(6) Derivative Financial Instruments

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

The Company also uses various types of financing arrangements to fund its business capital requirements, including convertible debt indexed to the price per share in the private placement (Note 8) of the Company’s common stock. The Company evaluates these contracts to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of free-standing derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company initially and subsequently measures such instruments at estimated fair value using Level 3 inputs. Accordingly, the Company adjusts the estimated fair value of these derivative components at each reporting period through earnings until such time as the instruments are exercised, expired or permitted to be classified in stockholders’ equity.

 As of September 30, 2008, the fair value of a conversion option that was included as a component of current liabilities, did not achieve all of the requisite conditions for equity classification in accordance with SFAS No. 133 and EITF 00-19. These free-standing derivative financial instruments arose in connection with the Company’s financing transactions described in Note 8 which consisted of the $6.1 million convertible notes.  The fair value of the conversion liability was determined to be $3,050,000 and recorded as additional debt discount.  Effective September 30, 2008, the convertible notes were converted into shares of the Company’s common stock upon closing of the Merger.   The debt discount was amortized over the life of the notes resulting in additional interest expense of $1,150,000.  The remaining unamortized debt discount of $1,900,000 at the time of the Merger was recorded to equity with the conversion.  The Company had no derivative financial instruments as of December 31, 2009 and 2008.

KL Energy Corporation
Notes to Consolidated Financial Statements

(7) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts as of:

	December 31,
	2009		2008
Costs Incurred on Uncompleted Contracts		$5,112,225		$5,112,225
Estimated Earnings		2,421,920		2,023,012
		7,534,145		7,135,237
Less Billings to Date		(9,174,733)		(9,174,733)
		$(1,640,588)		$(2,039,496)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	$	---	$	---
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts		(1,640,588)		(2,039,496)
		$(1,640,588)		$(2,039,496)

A shareholder and former officer of the Company was also a member of the board of directors for and held an ownership interest in Midwest Renewable Energy, LLC (“MRE”) during this period.  The Company provided construction management and engineering services for the construction of an addition to MRE’s existing facility for a total estimated cost to the customer of $5,600,000.  Due to MRE’s inability to meet contractual obligations, the Company issued a stop work order on the construction project in March, 2008. MRE has not committed to completing the project and has taken no action to cure the stop work order. If the project is terminated prior to completion, the Company may be liable to return excess billings.

The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to Willmark Energy, Inc. (“Willmark”) of $5,980,000.   Billings on this contract exceed costs and estimated earnings by approximately $399,000 at December 31, 2008.  During 2008, Willmark proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.  As further described in Note 20, Willmark requested arbitration to settle this dispute.  In February 2010, this dispute was settled with a requirement that Willmark pay $35,000 to KL and this amount is included in other income in the 2009 consolidated statement of operations.  This settlement also resulted in the reversal of billings in excess of costs on uncompleted contracts of approximately $399,000 which is reflected as a reduction in previously recorded bad debt expense in 2009 in general and administrative expenses in the 2009 consolidated statement of operations.

(8) Financing

In July 2008, the Company received financing from Niton Capital (formerly PPM Holdings LTD) a sister company of Fair Energy S.A. totaling $3,100,000 at 10% per annum interest. In connection with the Merger, the notes were converted into an aggregate of 1,162,500 shares of our common stock.  At the time of the Merger these notes had accrued interest of approximately $77,500 which was converted into approximately 29,062 shares of common stock.  The Company paid $155,000 in issuance costs for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense over the life of the notes with any remaining unamortized debt issuance costs being recorded as interest expense upon conversion of the notes to equity.  Upon the conversion of the notes to equity the Company incurred an additional $155,000 of issuance costs, which were recorded as a reduction in equity.

KL Energy Corporation
Notes to Consolidated Financial Statements

(8) Financing (continued)

In September, 2008, the Company received financing in the form of redeemable convertible promissory notes from The Green Fund, a division of Pluris Sustainable of $3,000,000 at 10% per annum interest. In connection with the Merger, the notes were converted into an aggregate of 1,125,000 shares of our common stock.  At the time of the Merger these notes had accrued interest of approximately $25,000 which was converted into approximately 9,375 shares of common stock.  The Company paid $150,000 in issuance costs for this financing.  This fee was recorded as debt issuance costs and amortized to interest expense over the life of the notes with any remaining unamortized debt issuance costs being recorded as interest expense upon conversion of the notes to equity.  Upon conversion of the notes to equity the Company incurred an additional $150,000 of issuance costs which were recorded as a reduction to equity.

Contemporaneously with the closing of the Merger, the Company issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock pursuant to the terms of the Securities Purchase Agreement dated September 30, 2008 among the Company and certain investors.  The purchase price per unit was $8.00 per unit for an aggregate price of $25,000.

The Security Purchase Agreement related to the above financings required a registration statement be filed by the Company within 60 days of the financing. This agreement provided for a 1.5% penalty of the proceeds received for the first 30 days delinquent and an additional 1% of the proceeds received for each 30 days delinquent thereafter.  As of February 11, 2009, the Company received a waiver of any further penalties from this financing.  The total penalty amount of $152,000 is included in other expense and other liabilities at December 31, 2008 and was settled in 2009 with the issuance of 95,312 shares of the Company’s common stock.

 (9) Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A.  The line of credit accrued interest payable monthly at the prime rate plus 0.5% (3.75% at December 31, 2009 and 2008). The outstanding borrowing under this agreement was $250,000 at December 31, 2008.  The note was personally guaranteed by certain Company shareholders and collateralized by their personal property. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 plus interest and the proceeds from a management shareholder line of credit of $75,000.  This shareholder line of credit was paid in full in June 2009.  In addition, the Company had approximately $44,000 and $95,000 in credit card liability at December 31, 2009 and 2008, respectively, that were guaranteed by certain shareholders.  These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.

At December 31, 2007, the Company had an additional unsecured line of credit with Wells Fargo Bank, N.A.  The line accrued interest at the prime rate plus 5.0% (12.25% at December 31, 2007) and was paid in full in February 2008.  There were no outstanding borrowings under this agreement at December 31, 2009 and 2008.  The note was personally guaranteed by certain shareholders.

KL Energy Corporation
Notes to Consolidated Financial Statements

(10) Subordinated Debt – Related Party

The Company has a subordinated unsecured note payable to a Company shareholder totaling $560,000 at December 31, 2009 and 2008, respectively.  This note includes interest at a variable rate, which was 5.0% at December 31, 2009 and 2008, respectively, with interest paid quarterly.  The original note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning September 2009 over a 60 month term. The principal payments are scheduled to be $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.  In addition, when the Company receives additional financing, the Company is obligated to pay 5% of the gross proceeds towards principal payments on this note.  As of December 31, 2009, this obligation amounted to $142,500 and is included in current maturities of subordinated debt-related party in the consolidated balance sheets.

(11) Long-Term Debt

The following is a summary of long-term debt as of:

	December 31,
	2009	2008

Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2009 with any remaining unpaid principal and interest due March 2010, with additional maturity extensions available, secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,394,043	$1,984,949

Payable to Hermanson Egge to replace overdue payables of $335,000, included in accounts payable in 2008, for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.	160,000	-

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

	30,605	33,816
Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.

	6,767	116,000
Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	19,095

	-	32,000
Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.

Subordinated note (Note 10) payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	560,000	600,000

Subtotal	$2,420,510	$3,016,765
Less current maturities of long-term debt	(2,113,889)	(1,055,482)
Total Long-Term Debt	$306,621	$1,961,283

KL Energy Corporation
Notes to Consolidated Financial Statements

(11) Long-Term Debt (continued)

The following are the future maturities of long-term debt for the years ending December 31:

		Unrelated	Related
Year	Total	Party	Party

2010	$ 2,113,889	$ 1,851,389	$ 262,500
2011	129,121	9,121	120,000
2012	120,000	-	120,000
2013	57,500	-	57,500
2014	-	-	-
	$ 2,420,510	$ 1,860,510	$ 560,000

(12) Net Loss Per Common Share

The FASB Codification Section 260 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the years ended December 31, 2009 and 2008, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants or options issued or outstanding for the years ended December 31, 2009 and 2008.

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

* Basic and diluted

KL Energy Corporation
Notes to Consolidated Financial Statements

(13)  Escrow Shares

On September 30, 2008, four management shareholders entered into a Performance Escrow Agreement (“Agreement”) in conjunction with the Reverse Merger and Securities Purchase Agreement.  The Agreement calls for 9,900,765 of certain stockholders’ common stock to be placed in escrow until certain benchmarks are reached.  The agreement covering these shares provides that up to 20% of the escrowed shares are subject to cancellation if certain performance milestones by the Company are not met.

In connection with his removal on February 11, 2009, a former President and Chief Executive Officer of the Company entered into a settlement agreement with the Company which, among other things, provided for a release of his 4,356,337 shares of Company common stock from an escrow agreement.

In connection with his resignation as President and Chief Executive Officer, the Company agreed to release or cause the release of Mr. Corcoran’s 594,046 shares of the Company’s common stock, held by him that are subject to that certain lock-up agreement dated September 30, 2008, from the contractual restrictions and covenants set forth in that agreement.

(14) Common Stock Activity

On February 24, 2009, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors listed on the signature pages of the Purchase Agreement (the “Investors”).  Pursuant to the terms of the Purchase Agreement, the Company issued to the Investors 18,181,818 shares of the Company’s common stock (the “Shares”) for a purchase price of $4,000,000 before expenses.

On August 11, 2009, the Company consummated a Securities Purchase Agreement with certain Investors listed on the signature pages of such Purchase Agreement.   Pursuant to the terms of the Purchase Agreement, the Company will issue to the Investors 4,545,454 shares for a purchase price of $1,000,000.  The shares were issued in October 2009 in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

KL Energy Corporation
Notes to Consolidated Financial Statements

(14) Common Stock Activity (continued)

On October 2, 2009, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Company received $600,000 before expenses on that date, representing 50% of the Investor’s commitment to purchase 800,000 shares of the Company’s common stock, and will either pay the remaining $600,000 within 14 days of receiving a written demand from the Company or, if the investor elects not to complete the investment commitment, all previously authorized shares will be cancelled.  As required by this agreement, the pricing of these shares was reduced to $1.10 per share, based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, and the related 145,455 additional shares were deemed to be issued on December 31, 2009.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On November 17, 2009, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Company received $750,000 before expenses on that date, representing 50% of the Investor’s commitment to purchase 1,000,000 shares of the Company’s common stock, and will either pay the remaining $750,000 within 14 days of receiving a written demand from the Company or, if the investor elects not to complete the investment commitment, all previously authorized shares will be cancelled.  As required by this agreement, the pricing of these shares was reduced to $1.10 per share, based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, and the related 181,818 additional shares were deemed to be issued on February 14, 2010.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On December 16, 2009, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Company received $500,000 before expenses on that date, representing 50% of the Investor’s commitment to purchase 666,667 shares of the Company’s common stock, and will pay the remaining $500,000 within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

(15) Income Tax

The Company has not recorded a provision for federal or state income taxes related to continuing operations for the years ended December 31, 2009 and 2008, due to the operating losses in those years.  The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these benefits.  As of December 31, 2009 the Company had net operating loss carry forwards of $7,003,915.  Significant components related to permanent differences include losses incurred prior to the Merger and non-deductible registration statement penalties.

KL Energy Corporation
Notes to Consolidated Financial Statements

(15) Income Tax (continued)

On January 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification 740 – Income Taxes (“ASC 740”), formerly referenced as FASB Interpretation 48 – Accounting for Uncertainty in Income Taxes. ASC 740prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on technical merits of the position.  As a result of the implementation of ASC 740, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.  No unrecognized tax positions were recorded as of the date of adoption.

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

The following is a summary of the Company's deferred tax assets and liabilities at December 31:

	2009	2008
Deferred Tax Assets
Investment in Flow-Through Entities	$1,071,516	$185,202
Allowance for Doubtful Accounts	216,075	152,213
Accrued professional fees	151,598	-
Accrued Vacation	14,973	14,899
R&D Credit	24,995	6,312
Net Operating Loss	2,165,118	372,660
Total Deferred Tax Asset	3,644,275	731,286

Deferred Tax Liabilities
Prepaid Expense	14,467	28,270
Property and Equipment	11,356	10,144
Total Deferred Tax Liabilities	25,823	38,414

Net Deferred Tax Asset	3,618,452	692,872
Less Valuation Allowance	(3,618,452)	(692,872)

Net Deferred Taxes	$-	$-

A valuation allowance for the full amount of the deferred tax asset of $3,618,452 and $692,872 was recognized for the years ended December 31, 2009 and 2008, respectively, as realization of the deferred tax asset is not considered more likely than not.

KL Energy Corporation
Notes to Consolidated Financial Statements

(15) Income Tax (continued)

The income tax provision differs from the amount of income tax determined by applying the federal tax rate of 34% to pretax income due to the following at December 31:

	2009	2008
Computed "Expected" Tax Expense (Benefit)	$(2,803,867)	$(2,548,883)
Loss Prior to Merger not Subject to Income Taxes	-	1,756,703
R&D Credits	(24,995)	-
Nondeductible Expenses	3,139	52,625
Change in valuation allowance	2,925,580	692,872
Other, net	(99,857)	46,683

Income Tax Benefit	$-	$-

(16)  Noncontrolling Interests

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

Components of noncontrolling interests are as follows as of December 31:

	2009	2008

Beginning of year	$193,399	$292,990
Estimated losses	(1,251,855)	(99,591)
End of year	$(1,058,456)	$193,399

KL Energy Corporation
Notes to Consolidated Financial Statements

(17) Retirement Plan

In 2006, the Company established a SIMPLE IRA salary deferral plan under Section 401(k) of the Internal Revenue Code for full-time employees who meet certain eligibility requirements.  Under the provisions of the plan, employees may elect to contribute a percentage of their compensation to the plan subject to the limitations prescribed by law.  The plan provides for matching contributions by the Company of 1% and 2% of eligible compensation in 2009 and 2008, respectively.  The Company made contributions of approximately $61,000 and $51,300 related to this plan for the years ended December 31, 2009 and 2008, respectively.  This plan is renewable annually at the discretion of the Company.

(18) Continuing Operations

During the period from its inception to December 31, 2009, the Company has incurred significant annual net losses. At December 31, 2009 and 2008, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $6.4 million and $5.3 million, respectively, and its total liabilities exceed its total assets by approximately $3.2 million and $2.0 million, respectively.  The grain based ethanol industry, the industry in which the Company has historically operated, is facing challenges including the rising cost of raw materials (primarily corn), increased construction costs, and a reduction in public and governmental support.  Engineering and construction management represented a substantial amount of the Company’s business and the grain based ethanol industry challenges are an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by Company contracts to fund the construction of a demonstration cellulose based ethanol plant which management considers to be a significant part of the Company’s future within the ethanol industry.  Certain contractual payments that have been paid to the engineering and construction management business may have to be returned to one customer (Note 7).  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  Management has raised capital during 2008 and 2009 and continues to raise additional capital through various methods.  It is refocusing its business to cellulose based ethanol and the sale of cellulose based ethanol technology.  During 2009 and 2008, the Company received approximately $6.8 million (before expenses) and $6.1 million (before expenses) in equity and debt financing (Notes 8 and 14), respectively.  In January 2010, the Company received an additional $1.5 million (before expenses) in equity financing from an investor (Note 22).

(19) Commitments and Contingencies

Leases

We lease our office space and the total rent expense under our office lease obligation was approximately $63,300 and $65,000 for the years ended December 31, 2009 and 2008, respectively. We have office lease obligations, that expire September 30, 2011, of approximately $67,000 for 2010 and $52,000 for 2011. The Company also has various, primarily small equipment, leases which aggregated $32,640 and $31,062 in rent expense for the years ended December 31, 2009 and 2008, respectively.  Future commitments under these leases are approximately $21,000 for 2010, $9,300 for 2011, $9,300 for 2012, $8,400 for 2013, and $6,000 for 2014.

KL Energy Corporation
Notes to Consolidated Financial Statements
(19) Commitments and Contingencies (continued)

WBE leases approximately 30 acres of land in Upton, WY.  As of December 31, 2008, the lease was a month-to-month lease. Total rent expense under this agreement was approximately $54,510 and $15,700 for the years ended December 31, 2009 and 2008, respectively.  On March 4, 2009, WBE signed a lease for the same property with a 2 year term and an option to extend the lease to 2013.  The lease requires payments of $30,000 per year.

WBE Ownership

WBE has an agreement with a wood residue supplier to supply its demonstration plant with raw materials in exchange for an ownership interest in WBE.  The agreement between the two entities allows  the supplier to receive a 1% ownership interest in WBE for every 625 tons of wood feedstock delivered each year, up to 4% and 2,500 tons.   As of December 31, 2008, approximately 835 tons had been delivered since the inception of the agreement and the supplier was granted a 1% cumulative ownership interest in WBE in 2008.  The contribution of wood feedstock for ownership was valued at the fair market value of $10,500 at December 31, 2008.  No additional WBE ownership interest was granted in 2009 as no wood feedstock was provided by this supplier during the year.

Licensing Agreement

The Company had an agreement with the South Dakota School of Mines and Technology (“SDSM&T”) whereby SDSM&T granted the Company all intellectual property rights associated with joint discovery and development of any CBE technology in exchange for potential royalty payments.  No licenses have been sold to date and no amounts have been recorded in the consolidated financial statements related to this agreement.  In September 2009, the Company received confirmation from SDSM&T that the Company has no related current or future financial obligations and that this agreement has been terminated with the Company retaining all rights on the intellectual properties.  However, the Company and SDSM&T continue to collaborate on various technology projects.

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

KL Energy Corporation
Notes to Consolidated Financial Statements

(20) Litigation

The Company is named in a personal injury lawsuit relating to an employee of a subcontractor performing acid cleaning services of a grain based ethanol plant boiler.  The Company was also performing services at the grain based ethanol plant in 2006. The amount of liability, if any, is not determinable but the Company plans to vigorously defend its position. The insurance company for the grain based ethanol plant is defending the Company employee.  The jury trial, originally scheduled for March 2010, is now expected to take place in the third quarter of 2010 or later.

The Company is named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Depositions have taken place between all parties. At this time, the Company is unable to predict the outcome of the case but plans to vigorously defend its position.

The Company provided construction management and engineering services for the construction of a new biofuels production facility in Iowa in 2007 for Willmark Energy, Inc. (“Willmark”). The Company believes that it would have provided services of approximately $800,000, including approximately $350,000 of services actually performed, for which it was not paid and filed a lien on the Willmark property.  Willmark refused to pay the Company for the unpaid services and subsequently filed a request for arbitration, counter-claiming that the Company failed to perform its design and project management duties under the construction contract and was seeking approximately $1.5 million in damages and the release of liens the Company has placed on Willmark assets.  In February 2010, in view of legal costs and especially management time, the Company accepted a settlement offer which required that Willmark pay $35,000 to the Company and the Company release its lien on the Willmark property.

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

In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company and MRE are currently determining who shall arbitrate these arbitration claims and demands. It is expected that arbitration proceedings will begin in the second quarter of 2010.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements

(21) Segment Information

As of December 31, 2008 the Company consisted of three segments, as defined by the Accounting Standards Codification, identified as engineering and management contracts, fuel, and biofuel.  The fuel segment, which provided ethanol fuel blends to retail users, was discontinued in January 2009 as a result of competition and pricing factors.  As of December 31, 2009, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contract segment provides contracted engineering and project development to third party customers.  Despite the lack of activity in this segment in 2009, during which time the Company focused its resources on biofuel research and development, management believes this will be a viable business segment in the near future.  The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass.  Starting in 2010, the Company expects to have the following business segments:  cellulosic ethanol revenue (from owned CBE facilities), lignin revenue (from CBE by-products), technology licensing fees (related to Company patents and/or proprietary technology), royalties (from third party CBE facilities utilizing the Company’s technology), and engineering consulting fees (on third party CBE facilities).

Management assesses performance and allocates resources based on specific financial information for the business segments.  For each segment, performance is generally assessed based on total operating expenses and capital expenditures.  Operating expenses for each segment include direct costs of that segment.  Expenses and assets shared by the segments require the use of judgments and estimates in determining the allocation of expenses to the segments.  Different assumptions or allocation methods could result in materially different results by segment.

Identifiable assets, depreciation and interest expense for the Company’s business segments were as follows (in thousands)

	As of December 31,
	2009	2008
Identifiable Fixed Assets:

Engineering and management contract	$326	$239
Biofuel research and development	7,402	7,349
Total	7,728	7,588
Accumulated Depreciation	(4,227)	(2,334)
Total Identifiable Fixed Assets	$3,501	$5,254

	For the Year Ended December 31,
	2009	2008

Depreciation:
Engineering and management contract	$43	$74
Biofuel research and development	1,858	1,718
Total Depreciation	$1,901	$1,792

	For the Year Ended December 31,
	2009	2008
Interest Expense:
Engineering and management contract	$96	$1,720
Biofuel research and development	99	194
Total Interest Expense	$195	$1,914

KL Energy Corporation
Notes to Consolidated Financial Statements

(22)  Related Party Transactions

In addition to the related party transactions discussed in Notes 4, 7, 10, and 13, the Company had the following related party transactions and account balances as of and for the years ended December 31, 2009 and 2008:

During 2009, Niton Capital (“NC”, a significant shareholder) provided the Company with certain consulting and engineering services.  As of December 31, 2009, the Company incurred approximately $930,000 in such services of which NC has not been paid for $420,000 as of December 31, 2009 and this amount is included in accrued liabilities in the 2009 consolidated balance sheets.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the year ended December 31, 2009, fees paid to Messrs. Schueller, Bolan and Rae were $129,088 $109,588 and $38,500, respectively.

In calendar year 2008, up to March, 2008, three officers of KLPDG and affiliates (KLPDG was merged into KL Energy as of September 30, 2008), were board members of Midwest Renewable Energy (MRE), an ethanol plant located in Sutherland, NE. One of these board members was also an officer of MRE up to January, 2008 and all three former board members remain shareholders of MRE up to now. During the time period of 2007 and 2008 there was business transacted between the two companies wherein KLPDG, LLC, KLE, LLC and KLM, LLC, collectively contracted work for MRE on the original plant and for MRE on the expansion project-MREX (for the original plant) and had billings in 2008 of $613,719 , and had collections in 2008 of $555,985. The Company (and/or affiliates) listed accounts payable with MRE of $327,612 and accounts receivable with MRE of $228,806.  Both payable and receivable amounts are presently in dispute (by both parties) as of December 31, 2009.  Also, two officers of KLPDG and affiliates were shareholders (and/or family members were shareholders) of North Country Ethanol (NCE), an ethanol plant located in Rosholt, SD. During the time period of 2008, there was business transacted between the two companies wherein the LLC’s (aforementioned above) collectively contracted work for NCE on their ethanol plant and had billings in 2008 of $232,070 and had collections in 2008 of $144,475.

(23) Subsequent Events

Effective March 2, 2010, Mr. Corcoran resigned his position as the Company’s CEO and President and terminated his employment agreement with the Company.  As of the same date, Mr. Corcoran entered into a consulting agreement with the Company, pursuant to which he will continue to provide certain services relating to the Company’s general U.S. operations.  During the first four months of service under his consulting agreement, Mr. Corcoran will receive $12,251 per month.  Thereafter, he will receive a base of $3,000 per month and reimbursement of reasonable expenses.  The Company also: (i) issued to Mr. Corcoran an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10, exercisable for three years; and (ii) released 594,046 shares of common stock from the lock-up agreement between Mr. Corcoran and the Company dated September 30, 2008. The consulting agreement may be terminated by the Company at any time following the expiration of the first four months of the agreement and by Mr. Corcoran upon 10 days notice.

The Company has entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries will be performed by Peter Gross beginning March 8, 2010.  The Company’s Brazilian subsidiary, KLE Brazil Ltda., when formed, will fund the payment obligations under the consulting agreement.  An initial payment of $24,000 U.S. will be paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee will be $16,000 U.S.  The consulting agreement may be terminated upon 90 days notice by either party.  It is anticipated that initially, until his appropriate immigration benefits have been secured, substantially all of Mr. Gross services will be performed at the Company’s Brazilian offices.

On January 6, 2010, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Investor paid $1.5 million on that date, representing 50% of the Investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended, and deferred issuance costs will be charged against this transaction.

On November 17, 2009, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Company received $750,000 (before expenses) on that date, representing 50% of the Investor’s commitment to purchase 1,000,000 shares of the Company’s common stock, and will either pay the remaining $750,000 within 14 days of receiving a written demand from the Company or, if the investor elects not to complete the investment commitment, all previously authorized shares will be cancelled.  As required by this agreement, the pricing of these shares was reduced by approximately 27% based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement and the related 181,818 additional shares were deemed to be issued on February 14, 2010.