Form 10-Q
period 2010-03-31
KL Energy Corp
filed 2010-05-14
CIK 1403548

 United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from ______ to _______

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
☒ Yes   ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 47,696,560 shares of common stock, $0.001 par value, outstanding on May 7, 2010.

KL Energy Corporation
Form 10-Q
For the Period Ended March 31, 2010

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

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$370,785	$65,049
Trade receivables, net of allowance for doubtful accounts of $393,840 and $393,840, respectively	-	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	14,975	14,975
Prepaid expenses and other assets	250,769	138,765
Deferred issuance costs	90,000	135,000
Total Current Assets	787,563	389,823

Non-Current Assets
Property, Plant and Equipment, Net	3,083,117	3,501,197

Total Assets	$3,870,680	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current maturities of long-term debt	$1,812,635	$1,851,389
Current maturities of subordinated debt-related party	368,961	262,500
Accounts payable	1,674,264	1,672,156
Accounts payable-related parties	40,753	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	148,593	203,161
Other liabilities	831,573	770,052
Current liabilities of discontinued operations	331,138	356,970
Total Current Liabilities	6,848,505	6,805,050

Long-term debt, less current maturities	4,505	9,121
Subordinated debt-related party	167,500	297,500
Total Long-Term Debt	172,005	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,787,469 and 45,029,894 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	46,788	45,029
Additional paid-in capital	8,900,902	7,060,161
Accumulated deficit	(10,744,915)	(9,267,385)
Noncontrolling interest	(1,352,605)	(1,058,456)
Total Stockholders' Deficit	(3,149,830)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$3,870,680	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Revenue
Biofuel income	$120,000	$-

Total Revenue	120,000	-

Operating Expenses
Biofuel costs	60,000	-
General and administrative	914,836	2,074,766
Research and development	881,096	901,266
Total Operating Expenses	1,855,932	2,976,032

Loss from Operations	(1,735,932)	(2,976,032)

Other Income (Expense):
Other expense	(21,984)	(17,522)
Interest income	718	42,587
Interest expense	(40,313)	(74,930)
Total Other Expense, Net	(61,579)	(49,865)

Loss From Continuing Operations and Before Net Loss Attributable to Noncontrolling Interest	(1,797,511)	(3,025,897)

Net loss attributable to noncontrolling interests	294,149	290,502

Loss From Continuing Operations	(1,503,362)	(2,735,395)

Income (loss) from discontinued operations	25,832	(11,980)

Net Loss	$(1,477,530)	$(2,747,375)

Net (Loss) Income Per Share, basic and diluted:
Continuing operations	$(0.03)	$(0.11)
Discontinued operations	0.00	0.00
Total	$(0.03)	$(0.11)

Weighted Average Common Shares Outstanding	46,073,328	24,107,801

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2009	45,029,894	$45,029	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)

Issuance of shares in private placement - Jan. 2010	1,000,000	1,000	1,499,000			1,500,000
Legal, professional and placement fees			(165,000)			(165,000)
Additional shares issued at $1.10 per share	303,030	303	(303)			-
Issuance of shares in private placement at $1.10 per share	454,545	456	499,544			500,000
Legal, professional and placement fees			(80,000)			(80,000)
Stock based compensation			87,500			87,500
Net loss attributed to noncontrolling interests					(294,149)	(294,149)
Net loss				(1,477,530)		(1,477,530)

Balance - March 31, 2010	46,787,469	$46,788	$8,900,902	$(10,744,915)	$(1,352,605)	$(3,149,830)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Cash Flows From Operating Activities
Net loss from continuing operations	$(1,503,362)	$(2,735,395)
Net (loss) income from discontinued operations	25,832	(11,980)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	483,289	485,757
Allowance for doubtful accounts	-	453,463
Net loss attributable to noncontrolling interests	(294,149)	(290,502)
Gain on sale of property, plant and equipment	(533)	-
Stock based compensation expense	87,500	-
Amortization of deferred issuance cost	45,000	-

Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(25,000)	(18,928)
Inventories	-	36,978
Prepaid expenses and other assets	(32,004)	349,937
Current assets of discontinued operations	-	15
Increase (decrease) in:
Accounts payable	(5,373)	(130,047)
Accrued payroll and other current liabilities	6,953	886,060
Current liabilities of discontinued operations	(25,832)	11,966
Net Cash Used In Operating Activities	(1,237,679)	(962,676)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(64,976)	(120,776)
Proceeds from the sale of property, plant and equipment	300	-
Net Cash Used in Investing Activities	(64,676)	(120,776)

Cash Flows From Financing Activities
Payments from lines of credit and short-term borrowings	-	(250,000)
Proceeds from subordinated debt – related parties, net	-	75,000
Payments on subordinated debt - related parties, net	(23,539)	-
Payments on long-term debt principal	(123,370)	(540,869)
Issuance costs	(245,000)	(750,000)
Proceeds from issuance of common stock	2,000,000	4,000,000
Net Cash Provided by Financing Activities	1,608,091	2,534,131

Net Increase in Cash and Cash Equivalents	305,736	1,450,679

Cash and cash equivalents at beginning of period	65,049	698,148
Cash and cash equivalents at end of period	$370,785	$2,148,827

Supplemental Disclosures of Cash Flow Information
Interest paid	$38,743	$75,237
Deferred issuance costs netted in equity	245,000	750,000
Insurance premium financed with debt	80,000	-

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

While we have historically provided engineering, construction, operating and ethanol marketing services, our focus is now on owning and operating cellulose based ethanol ("CBE") facilities that utilize our proprietary technology, and designing CBE facilities for, and licensing our proprietary CBE technology to third-party participants in the CBE industry.  The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant based on KL’s proprietary technology.    The plant is located in Upton, Wyoming and is designed to convert biomass into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility.

The Company also distributed ethanol blended fuel, through its majority-owned Patriot Motor Fuels, LLC to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the ethanol industry but especially due to the Company’s re-focus on cellulosic ethanol commercialization efforts.

The amounts reported in this Form 10-Q related to the quarter ended March 31, 2009 have been restated to correct a previous error and to be consistent with the Company’s presentation in its Annual Report on Form 10-K for the year ended December 31, 2009, by recording the net loss attributable to noncontrolling interests.  The effect of this error did not have an effect on any balance sheet period presented in this Form 10-Q.  The following table presents the effects of correctly recording the net loss attributable to noncontrolling interests for the quarter ended March 31, 2009:

	As Previously
	Reported	Adjustment	As Restated
Net loss attributable to noncontrolling interests	$-	$290,502	$290,502
Loss from continuing operations	$(3,025,897)	$290,502	$(2,735,395)
Net loss	$(3,037,877)	$290,502	$(2,747,375)
Net loss per share, basic and diluted	$(0.13)	$0.01	$(0.11)

Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s consolidated financial statements: costs to complete long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, valuation of share based compensation, going concern analysis, valuation allowance on deferred tax assets and the allowance for doubtful accounts.

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
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued guidance requiring additional fair value disclosures for significant transfers between levels of the fair value hierarchy and gross presentation of items within the Level 3 reconciliation. This guidance also clarifies that entities need to disclose fair value information for each class of asset and liability measured at fair value and that valuation techniques need to be provided for all non-market observable measurements. Our adoption of this guidance on January 1, 2010, did not impact our consolidated financial statements as we have no items classified as Level 3.

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

Recently Issued Accounting Pronouncements (continued)

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 2 - Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	March 31,	December 31,
	2010	2009
Plant and Plant Equipment	$7,402,634	$7,402,413
Office Furnishings and Equipment	333,454	274,103
Vehicles	51,698	51,698
	7,787,786	7,728,214
Less Accumulated Depreciation	(4,704,669)	(4,227,017)
Total Property, Plant, and Equipment, Net	$3,083,117	$3,501,197

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  The Company has also capitalized approximately $471,000 of professional engineering and construction services provided by the Company through March 31, 2010.

Note 3 - Financing

On March 30, 2010, the Company received the final installment of the December 2009 Securities Purchase Agreement with a certain Investor listed on the signature page of such Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company will issue to the Investor 454,545 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $450,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On January 6, 2010, the Company entered into a Securities Purchase Agreement with a certain Investor.  Pursuant to the terms of the Purchase Agreement, the Company received $1.5 million before expenses on that date, representing 50% of the Investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  (See Note 15 for additional details.)  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 4 – Net Loss Per Common Share

Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three months ended March 31, 2010 and 2009, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive. For the three months ended March 31, 2010, stock options for 83,333 shares of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants issued or outstanding, or stock options granted, for the three months ended March 31, 2010.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Operations

Continuing Operations

During the period from its inception to March 31, 2010, the Company has incurred significant annual net losses and at March 31, 2010 and December 31, 2009, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $6.1 million and $6.4 million, respectively.  At March 31, 2010, total liabilities exceeded total assets by approximately $3.1 million.  The corn ethanol industry, in which the Company has historically operated, continues to face new challenges including the rising cost of raw materials, increased construction costs, and a reduction in public and governmental support.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods and is refocusing its business to cellulosic ethanol.

Discontinued Operations

In January 2009, the Company determined that its majority-owned subsidiary, Patriot Motor Fuels LLC (“Patriot”), should be discontinued as a result of pricing and other competitive factors.  Patriot distributed ethanol blended fuel to two service stations located in South Dakota and Nebraska.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC (“KLM”), which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC, “KLHC”), which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the ethanol industry as well as the Company’s re-focus on cellulosic ethanol efforts.

Operating results from discontinued operations were income of approximately $26,000 and a loss of approximately $12,000 during the three months ended March 31, 2010 and 2009, respectively.   The assets and liabilities associated with these discontinued businesses were as follows:

	March 31,	December 31,
	2010	2009
Current Assets
Cash	$-	$-
Total	$-	$-

Current Liabilities
Accounts payable	$331,138	$356,970
Total	$331,138	$356,970

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 –Debt

Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A. that was personally guaranteed by certain Company shareholders, and collateralized by their personal property, with accrued interest payable monthly at the prime rate plus 0.5% (3.75% at December 31, 2008). This line of credit matured and was paid off in June 2009.

In addition, the Company had approximately $41,000 and $44,000 in credit card liability at March 31, 2010 and December 31, 2009, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a Company shareholder totaling $536,461and $560,000 at March 31, 2010 and December 31, 2009, respectively.  This note includes interest at a variable rate, which was 5.0% at March 31, 2010 and December 31, 2009, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60 month term. The principal payments are scheduled to be $120,000 in 2010, 2011, 2012, 2013, respectively, and $56,461 in 2014.  Payments of $120,000 are due on this note in the next twelve months and therefore have been classified as current at March 31, 2010.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable.  In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.  Based on equity financing since February 2009, an additional $242,500 has been classified as currently payable. Total current maturities on this note as of March 31, 2010 were $368,961.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 –Debt (continued)

Long-Term Debt

Long-term debt consists of the following as of:

	March 31,	December 31,
	2010	2009

Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2010 with any remaining unpaid principal and interest due March 2011, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,362,704	$1,394,043

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.	115,000	160,000

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.	15,479	30,605

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.	-	6,767

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	17,372	19,095

Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 9.1%.	56,585	-

Subordinated note payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	536,461	560,000

Subtotal	$2,353,601	$2,420,510
Less current maturities of long-term debt	(2,181,596)	(2,113,889)
Total Long-Term Debt	$172,005	$306,621

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Common Stock Activity

Pursuant to the terms of two Securities Purchase Agreements consummated in November and December 2009, which Agreements required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to these Investors 303,030 shares of the Company’s common stock at $1.10 per share.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 8 - Segment Information

As of March 31, 2010, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contracts segment provides contracted engineering and project development to third party customers.  Despite the lack of activity in this segment during the first three months of 2010, during which time the Company focused its resources on biofuel research and development, management believes this will be a viable business segment in the near future.  The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass, and is expected to begin operations starting in 2010.

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

Financial information for the Company’s business segments was as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Identifiable Fixed Assets:
Engineering and management contracts	$332	$326
Biofuel research and development	7,456	7,402
Total	7,788	7,728
Accumulated depreciation	(4,705)	(4,227)
Total Identifiable Fixed Assets	$3,083	$3,501

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Engineering and management contracts	$-	$-
Biofuel research and development	120	-
Total Revenues	$120	$-

Depreciation:
Engineering and management contracts	$15	$16
Biofuel research and development	468	470
Total Depreciation	$483	$486

Interest Expense:
Engineering and management contracts	$18	$41
Biofuel research and development	22	34
Total Interest Expense	$40	$75

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Noncontrolling Interests

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

Components of noncontrolling interests are as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)
Beginning of period	$(1,058,456)	$193,399

Net loss attributable to noncontrolling interests	(294,149)	(1,251,855)

End of period	$(1,352,605)	$(1,058,456)

Note 10 - Commitments and Contingencies

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

In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

Note 11 – Related Parties

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the three months ended March 31, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were approximately $36,000 and $20,000, $ 38,000 and $0, and $35,000 and $0, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation

On March 2, 2010, the Company issued to Mr. Corcoran an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued to Mr. Corcoran pursuant to Regulation D of the Securities Act of 1933, as amended.  The fair value of this option, based on volatility of 232%, and dividend and risk-free interest rates of 0% and 1.51%, respectively, was $87,500 and this amount is included in general and administrative expense in the consolidated statements of operations.  This is the only option awarded since the Merger.

The Company adopted accounting guidance that sets accounting requirements for share-based compensation to employees and non-employee directors and consultants, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation expensed over the requisite service and vesting period. For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. The estimation of forfeitures is required when recognizing compensation expense which is then adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.   As of March 31, 2010, the Company has not experienced any forfeitures.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of March 31, 2010, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

Note 13 – Subsequent Events

Effective April 6, 2010, pursuant to the terms of a Securities Purchase Agreement consummated on January 6, 2010 and which Agreement required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to this Investor an additional 363,636 shares of the Company’s common stock at $1.10 per share.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On May 3, 2010, the Company received the final installment of a Securities Purchase Agreement with a certain Investor listed on the signature page of such Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company issued to the Investors 545,455 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $540,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1St Gen” or “GBE”) our focus is now on owning and operating cellulose based ethanol ("CBE") second generation (“2nd Gen”) integrated facilities that utilize our proprietary technology, and designing these facilities for, and licensing our proprietary process technology to, third-parties seeking to participate in the renewable energy and advanced biofuel markets.

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of 2nd Gen facilities. While we are able to offer design and engineering services to optimize existing GBE facilities, our emphasis in the future will be on integrated CBE facilities.

The majority of first generation ethanol is currently produced from sugar cane or grain-based feedstocks, predominantly corn in the United States, however it can also be produced from cellulose. The growth of first generation ethanol is limited due the widespread opposition to using land and crops that can be used for food or feed, for the production of fuels. This is especially relevant now that technology has provided a solution that uses widely available cellulose as a feedstock for ethanol production.  Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Advanced biofuels produced from cellulosic materials draws on non-food related and waste feedstock sources and has been proven to substantially reduce carbon dioxide emissions and improve engine efficiency.

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol form every dry metric ton of certain biomass feedstock. Using pretreated sugarcane bagasse and eucalyptus, we currently are achieving up to 75 gallons per dry metric ton at our bench scale facility.

A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with  integrated Combined Heat and Power (“CHP”) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock.  Through Western Biomass Energy, LLC (“WBE”), a majority-owned subsidiary of ours, we have designed, constructed and operated what we believe to be one of the first  second generation CBE demonstration plants in the United States.  This plant was constructed to both facilitate research and validate our technology at a demonstration scale. This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.

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

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating CBE facilities with combined heat and power plants, pulp & paper industries and first generation ethanol production plants.

As a natural consequence of converting the fermentable portion of the biomass feedstock to ethanol, the solid co-product left behind is rich in lignin, a high energy solid fuel component.  Using a conventional wood pellet mill, this co-product can be formed into pellets that are more dense and durable than the typical wood pellet marketed today.  Our process minimizes chemical biomass pretreatment because the bio-lignin co-product chemistry is unaltered. This results in a clean-burning, high-energy premium bio-lignin pellet product.

We have identified several potential projects and locations for plants using our technology and are currently conducting multiple  pre-feasibility studies.

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

We have selected the enzymatic breakdown of biomass for producing ethanol from cellulose alternative because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (typically less than 0.1%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has significantly reduced process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design our first commercial (and possibly second) CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries like CHP plants, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

  · Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hard woods, soft woods and ag waste.  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

  · Owning and operating our own CBE facilities.  We intend to (co-)own and operate fully integrated CHP/CBE facilities that utilize our proprietary technology.  When feasible, we intend to co-locate plants with other industrial operations such as pulp and paper industries, first generation ethanol and sugar plants that provide synergistic opportunities.

  · Developing national and international strategic partnerships and strategic alliances.  We intend to develop our projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances will be important in accelerating the commercialization of our process technologies.

  · Improving existing ethanol production through KL CapacitySM.  KL CapacitySM is a service that provides existing grain-based ethanol plants with specialized engineering enhancements that improve the efficiency of ethanol production and potential for increased profitability. KL CapacitySM was developed to respond to rapidly changing market conditions in grain-based ethanol plants in the US and sugar-based ethanol plants in Brazil.

We currently do not sell a material amount of ethanol and/or bio-lignin.  Our WBE facility is designed to gather data for process enhancements, provide input to the design of commercial-scale projects and validate our technology as part of the feasibility studies.

Challenges

KL Energy’s success depends on the ability to develop multiple projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents our greatest challenge.  Other significant challenges are:

●
A significant portion of our business is in the process of scaling-up to commercial operations, causing us to rely on outside sources of funding, rather than supporting ourselves from our own operations.

●	We may be unable to raise debt or equity funding, upon which we will be highly dependent, in the near term.
●	Our poor liquidity may deter existing or potential vendors, suppliers or customers from engaging in transactions with us.
●
We depend on enzymes, some of which are in the research and development phase, which currently represent a significant and volatile expense in the CBE production process. Recent developments have demonstrated that these costs should continue to drop rapidly over the next two years.

●	Our industry continues to develop both existing and emerging competitors and competitive technologies.

Significant Developments

Recent Financing

Our recent financings are described in Note 3 and Note 13 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

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

Revenue and Cost Recognition

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at March 31, 2010 and December 31, 2009 will be revised significantly in the near term.

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

Share Based Compensation

We follow the guidance in FASB Topic 718 related to share-based payments to recognize all grants of stock options in our financial statements based upon their respective grant date fair values.  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options.  The Black-Scholes model meets the requirements of FASB Topic 718 but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  We use a historical volatility rate on our stock options.  The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share.  Because its stock is thinly traded, the Company does not believe that quotations for our common stock, as reported on the OTC Bulletin Board particularly at December 31, 2009, are indicative of the market value of the business.  If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Liquidity and Capital Resources

At March 31, 2010, the Company had approximately $788,000 of total current assets which primarily consisted of $371,000 in cash and cash equivalents, approximately $251,000 of prepaid insurance and legal expenses and $90,000 of deferred issuance costs.  In addition, we had approximately $3.1 million of net property, plant and equipment.  Our total assets as of March 31, 2010 were approximately $3.9 million.   With $6.8 million of total current liabilities, the Company had negative working capital of approximately $6.1 million at March 31, 2010.

We received additional capital of approximately $1.5 million and $500,000 in gross proceeds in January 2010 and March 2010, respectively, to fund operating activities and allow long-term borrowing commitments to remain current. These transactions are described in Note 3 and Note 13 of the Notes to Consolidated Financial Statements. In early May 2010, the Company received additional capital of approximately $600,000 in gross proceeds.  We expect to rely on funds raised from these recent private placements, as well as future equity and debt offerings, to implement our growth plan and meet our liquidity needs going forward. We continue to seek additional financing but are not certain whether any such financing would be available on terms acceptable to us, if at all.

In their report dated March 9, 2010, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,362,704 at March 31, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2009, principal and interest payments of $17,560 are due to be made from March 2009 until the maturity date of March 2011.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and is secured by the Company and certain WBE members.

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

We had a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note had a variable interest rate, which was 5.0% at March 31, 2010 and December 31, 2009, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $120,000 in each of 2010, 2011, 2012, 2013, and $56,461 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.

The Company also has a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

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

Additional current liabilities include approximately $89,000 in current maturities of debt, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1.7 million, accounts payable of approximately $1.6 million (of which approximately $41,000 was to related parties), and accrued liabilities of $980,000 (of which approximately $186,000 was payroll related, approximately $420,000 is for consulting and engineering services provided by Niton Capital, approximately $125,000 for accrued legal and audit fees) and approximately $331,000 representing liabilities of discontinued operations of KLM, KLHC and Patriot.

Long-term liabilities of approximately $172,000 at March 31, 2010 represent long-term subordinated indebtedness to a related party ($167,500) and the non-current portion of the note payable to Hermanson Egge ($4,505).  Our total liabilities were approximately $7.0 million as of March 31, 2010.

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

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of March 31, 2010 and December 31, 2009, WBE owed us approximately $8.7 million and $8.8 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash Flow – Operating Activities

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2010. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start as early as the last quarter of 2010) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until our technology achieves the CBE yields that allow us to produce ethanol at a cost that can compete with other alternative fuels.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and eliminated positions that are not critical to this business mission.

During the three months ended March 31, 2010, our operating activities used a net of approximately $1.2 million of cash. This reflected a loss of approximately $1.5 million from continuing and discontinued operations, a net loss attributable to noncontrolling interests ($294,000), increases in prepaid expenses and other current assets ($32,000) and decreases in accounts payable ($5,000) and current liabilities of discontinued operations ($26,000) which were largely offset by approximately $619,000 in cash flows provided by depreciation ($483,000), stock compensation  ($88,000), deferred issuance cost amortization ($45,000) and accrued payroll and other liabilities ($7,000).

During the three months ended March 31, 2009, our operating activities used a net of approximately $963,000 of cash. This primarily reflected a net loss of approximately $2.7 million from continuing and discontinued operations, a net loss attributable to noncontrolling interests of approximately $291,000, a decrease in accounts payable ($130,000), and an increase in trade receivables of $19,000, which were largely offset by $486,000 of depreciation, an increase of $435,000 in the allowance for doubtful accounts and increases in accrued payroll and other liabilities by $886,000, current liabilities of discontinued operations $12,000, and decreases in prepaid expenses and other current assets ($350,000 – primarily the $185,000 reduction in deferred issuance costs) and a decrease in inventories of approximately $37,000.

Net Cash Flow - Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 of approximately $65,000 decreased by approximately $56,000 over investing activities in the three months ended March 31, 2009.  This decrease was the result of approximately $56,000 lower purchases of property, plant, and equipment, primarily related to the WBE plant.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was approximately $1.6 million for the three months ended March 31, 2010. During this period, we received $2.0 million in gross proceeds from the private placement of common stock offset by $245,000 in legal, professional and placement fees and approximately $147,000 of reductions in short-term borrowings and long-term debt.  Net cash provided by our financing activities for the three months ended March 31, 2009 was approximately $2.5 million. During this period, we received $4.0 million in gross proceeds from the private placement of common stock offset by $750,000 in legal, professional and placement fees and approximately $716,000 of net reductions in short-term borrowings and long-term debt.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenue

In the three months ended March 31, 2010, the Company recognized $120,000 in biofuel income from several feedstock testing programs.  The Company did not record any revenue for the three months ended March 31, 2009 which was primarily due to the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008 and it also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $1.8 million, in the three months ended March 31, 2010, were approximately $1.2 million lower than the comparable period in the prior year.  The primary reason for this decrease was an approximately $1.2 million decrease in general and administrative expenses, and $20,000 decrease in research and development costs offset by $60,000 of higher biofuel costs.  These decreases were primarily a result of lower wages and salaries expense due to personnel reductions in the first quarter of 2009.

Biofuel costs of $60,000 in the three months ended March 31, 2010 compared to $0 costs in the comparable period in the prior year.  This increase is attributable to several feedstock testing programs.

General and Administrative expense of approximately $915,000 decreased approximately $1.2 million (or 56%) in the three months ended March 31, 2010 compared to the $2.1 million in the three months ended March 31, 2009.  This decrease was primarily attributable to the approximate $375,000 decrease in wages and salaries, and $372,000 of professional fees and expenses (mainly related to the absence of $510,000 Niton consulting fees in the first quarter of 2010), $34,000 of O2D contract costs and $83,000 of consultant, lobbyist and other advisor costs.

Research and Development expense of approximately $881,000 decreased approximately $20,000 (or 2%) in the three months ended March 31, 2010 compared to approximately $901,000 in the three months ended March 31, 2009.  The decrease is primarily related to a reduction in plant utilities ($35,000), inventory expenses ($10,000), land rent ($23,000) and equipment repairs and supplies ($34,000) offset by an increase in salaries and benefits ($50,000) and lab expenses ($32,000).

Other Income (Expense)

Other expense of approximately $22,000 for the three months ended March 31, 2010, primarily consisting of WBE property taxes of approximately $18,000, which was approximately $4,000 unfavorable when compared to approximately $18,000 of other expense for the three months ended March 31, 2009.

Interest income of approximately $718 for the three months ended March 31, 2010 was approximately $42,000 lower than the comparable period in 2009 primarily as a result of an absence of chargeable interest earned on overdue customer balances and a lower level of investable cash.

Interest expense of approximately $40,000 decreased approximately $35,000 in the three months ended March 31, 2010 compared to approximately $75,000 in the three months ended March 31, 2009. This decrease was primarily due to the absence of $40,000 in interest fees on past due vendor balances and approximately $2,000 interest paid on the line of credit the Company held in the first quarter of 2009, offset by interest paid on additional notes issued to the Company in the first quarter of 2010.

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

Because of the inherent limitations from being a small company, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Internal Controls. In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009 we continued to take the following actions during the period covered by this report:

•	mandated the segregation of duties regarding cash transactions;

•	increased the oversight and review functions over internally developed documentation

•	maintained a Disclosure Committee to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures

•	engaged a Chief Financial Officer and outside securities counsel, both with SEC reporting experience

•
utilized, as needed, a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances

Other than described above there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Form 10-K filed with the SEC on March 9, 2010.  You should consider such risk factors in addition to the other information set forth below and elsewhere in this report.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Item 2.  Unregistered Sales of Equity Securities

Descriptions of unregistered sales of equity securities are contained in Note 3, Note 7 and Note 13 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to our registration statement on Form SB-2 (333-145183), filed on August 7, 2007

3.2	Bylaws, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010

10.1*	Amended consulting agreement with add blue Consultoria Ltda.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2010	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan
Chief Financial Officer