Form 10-Q/A
period 2010-03-31
KL Energy Corp
filed 2010-06-18
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from ______ to _______

Commission file number 333-145183

KL ENERGY CORPORATION
(Name of registrant as specified in its charter )

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

KL Energy Corporation
Form 10-Q
For the Period Ended March 31, 2010

Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as initially filed with the Securities and Exchange Commission on May 14, 2010 (“Original Filing”), to correct what the Company believes are immaterial errors in the document previously filed.  These corrections are for clarification purposes only and had no impact on the consolidated statements of operations, stockholders’ deficit, and cash flows for the periods presented.

Except for the aforementioned clerical corrections, this Form 10Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on May 14, 2010. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. The Company believes there have been no events since the Original Filing that would represent a fundamental change in the information presented in the Original Filing.  Except as described above, all other information included in the Original Filing remains unchanged.

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

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$370,785	$65,049
Trade receivables, net of allowance for doubtful accounts of $393,840 and $393,840, respectively	-	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	14,975	14,975
Prepaid expenses and other assets	250,769	138,765
Deferred issuance costs	90,000	135,000
Total Current Assets	787,563	389,823

Non-Current Assets
Property, Plant and Equipment, Net	3,083,117	3,501,197

Total Assets	$3,870,680	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current maturities of long-term debt	$1,812,635	$1,851,389
Current maturities of subordinated debt-related party	368,961	262,500
Accounts payable	1,674,264	1,672,156
Accounts payable-related parties	40,753	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	148,593	203,161
Other liabilities	831,573	770,052
Current liabilities of discontinued operations	331,138	356,970
Total Current Liabilities	6,848,505	6,805,050

Long-term debt, less current maturities	4,505	9,121
Subordinated debt-related party	167,500	297,500
Total Long-Term Debt	172,005	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,787,469 and 45,029,894 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	46,788	45,029
Additional paid-in capital	8,900,902	7,060,161
Accumulated deficit	(10,744,915)	(9,267,385)
Noncontrolling interest	(1,352, 605)	(1,058,456)
Total Stockholders' Deficit	(3,149,830)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$3,870,680	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Revenue
Biofuel income	$120,000	$-

Total Revenue	120,000	-

Operating Expenses
Biofuel costs	60,000	-
General and administrative	914,836	2,074,766
Research and development	881,096	901,266
Total Operating Expenses	1,855,932	2,976,032

Loss from Operations	(1,735,932)	(2,976,032)

Other Income (Expense):
Other expense	(21,984)	(17,522)
Interest income	718	42,587
Interest expense	(40,313)	(74,930)
Total Other Expense, Net	(61,579)	(49,865)

Loss From Continuing Operations and Before Net Loss Attributable to Noncontrolling Interest	(1,797,511)	(3,025,897)

Net loss attributable to noncontrolling interests	294,149	290,502

Loss From Continuing Operations	(1,503,362)	(2,735,395)

Income (loss) from discontinued operations	25,832	(11,980)

Net Loss	$(1,477,530)	$ (2,747,375)

Net (Loss) Income Per Share, basic and diluted:
Continuing operations	$(0.03)	$(0.11)
Discontinued operations	0.00	0.00
Total	$(0.03)	$(0.11)

Weighted Average Common Shares Outstanding	46,073,328	24,107,801

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2009	45,029,894	$45,029	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)

Issuance of shares in private placement - Jan. 2010	1,000,000	1,000	1,499,000			1,500,000
Legal, professional and placement fees			(165,000)			(165,000)
Additional shares issued at $1.10 per share	303,030	303	(303)			-
Issuance of shares in private placement at $1.10 per share	454,545	456	499,544			500,000
Legal, professional and placement fees			(80,000)			(80,000)
Stock based compensation			87,500			87,500
Net loss attributed to noncontrolling interests					(294,149)	(294,149)
Net loss				(1,477,530)		(1,477,530)

Balance - March 31, 2010	46,787,469	$46,788	$8,900,902	$(10,744,915)	$(1,352,605)	$(3,149,830)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Cash Flows From Operating Activities
Net loss from continuing operations	$(1,503,362)	$ (2,735,395)
Net (loss) income from discontinued operations	25,832	(11,980)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	483,289	485,757
Allowance for doubtful accounts	-	453,463
Net loss attributable to noncontrolling interests	(294,149)	(290,502)
Gain on sale of property, plant and equipment	(533)	-
Stock based compensation expense	87,500	-
Amortization of deferred issuance cost	45,000	-

Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(25,000)	(18,928)
Inventories	-	36,978
Prepaid expenses and other assets	(32,004)	349,937
Current assets of discontinued operations	-	15
Increase (decrease) in:
Accounts payable	(5,373)	(130,047)
Accrued payroll and other current liabilities	6,953	886,060
Current liabilities of discontinued operations	(25,832)	11,966
Net Cash Used In Operating Activities	(1,237,679)	(962,676)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(64,976)	(120,776)
Proceeds from the sale of property, plant and equipment	300	-
Net Cash Used in Investing Activities	(64,676)	(120,776)

Cash Flows From Financing Activities
Payments from lines of credit and short-term borrowings	-	(250,000)
Proceeds from subordinated debt – related parties, net	-	75,000
Payments on subordinated debt - related parties, net	(23,539)	-
Payments on long-term debt principal	(123,370)	(540,869)
Issuance costs	(245,000)	(750,000)
Proceeds from issuance of common stock	2,000,000	4,000,000
Net Cash Provided by Financing Activities	1,608,091	2,534,131

Net Increase in Cash and Cash Equivalents	305,736	1,450,679

Cash and cash equivalents at beginning of period	65,049	698,148
Cash and cash equivalents at end of period	$370,785	$2,148,827

Supplemental Disclosures of Cash Flow Information
Interest paid	$38,743	$75,237
Deferred issuance costs netted in equity	245,000	750,000
Insurance premium financed with debt	80,000	-

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

While we have historically provided engineering, construction, operating and ethanol marketing services, our focus is now on owning and operating cellulose based ethanol ("CBE") facilities that utilize our proprietary technology, and designing CBE facilities for, and licensing our proprietary CBE technology to third-party participants in the CBE industry.  The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant based on KL’s proprietary technology.    The plant is located in Upton, Wyoming and is designed to convert biomass into ethanol.  The WBE plant serves as a demonstration and research and development facility and could operate as a commercial plant pending added investment.

The Company also distributed ethanol blended fuel, through its majority-owned Patriot Motor Fuels, LLC.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the first generation ethanol industry but especially due to the Company’s re-focus on cellulosic second generation ethanol commercialization.

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

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy Services LLC (“KLES”, a wholly-owned subsidiary, as well as its wholly-owned KLHC LLC (formerly known as KL Energy LLC, “KLHC”) and majority-owned KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”).  Until September 30, 2008, KLHC and KLM were 53% owned by KLPDG and the remaining 47% was owned by three other individuals; Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest .   At September 30, 2008, the Company ownership interest increased to 75% for KLHC, KLM and Patriot. WBE is 64% owned by the Company and 36% owned by various unrelated investors.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, WY.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.  Since the construction and equipment costs paid to complete this facility were incurred approximately two years ago, the Company believes that the net carrying value of this facility and equipment approximates its fair value.  This facility is currently used for developing new, or refining old, cellulosic ethanol technology.  It is the Company’s intent that this facility’s alternative future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indications that the Company will be unable to execute its business plan.  This alternative use is expected to generate positive cash flow in future years.

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

Discontinued Operations

In January 2009, the Company determined that its majority-owned subsidiary, Patriot Motor Fuels LLC (“Patriot”), should be discontinued as a result of pricing and other competitive factors.  Patriot distributed ethanol blended fuel.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC (“KLM”), which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC, “KLHC”), which sold wholesale ethanol. Both businesses were discontinued as a result of the severe change in the economics of the first generation ethanol industry but especially due to the Company’s re-focus on cellulosic second generation ethanol commercialization.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) our focus is now on owning and operating second generation cellulose based ethanol (“2nd Gen” or "CBE") integrated facilities that utilize our proprietary technology, and designing these facilities for, and licensing our proprietary process technology to, third-parties seeking to participate in the renewable energy and advanced biofuel markets.

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

A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (“CHP”) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock.  Through Western Biomass Energy, LLC (“WBE”), a majority-owned subsidiary of ours, we have designed, constructed and operated what we believe to be one of the first CBE demonstration plants in the United States.  This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.

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

We have selected the enzymatic breakdown of biomass for producing ethanol from cellulose alternative because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (up to ..3%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has significantly reduced process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design our first commercial (and possibly second) CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries like CHP plants, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

  · Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hard woods, soft woods and ag waste .  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

  · Owning and operating our own CBE facilities .  We intend to (co-)own and operate fully integrated CHP/CBE facilities that utilize our proprietary technology.  When feasible, we intend to co-locate plants with other industrial operations such as pulp and paper industries, first generation ethanol and sugar plants that provide synergistic opportunities.

  · Developing national and international strategic partnerships and strategic alliances ..  We intend to develop our projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances will be important in accelerating the commercialization of our process technologies.

  · Improving existing ethanol production through KL CapacitySM .  KL CapacitySM is a service that provides existing grain-based ethanol plants with specialized engineering enhancements that improve the efficiency of ethanol production and potential for increased profitability. KL CapacitySM was developed to respond to rapidly changing market conditions in grain-based ethanol plants in the US and sugar-based ethanol plants in Brazil.

We currently do not sell a material amount of ethanol and/or bio-lignin.  Our WBE facility is currently designed to gather data for process enhancements, provide input to the design of commercial-scale projects and validate our technology as part of the feasibility studies.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, WY.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.  Since the construction and equipment costs paid to complete this facility were incurred approximately two years ago, the Company believes that the net carrying value of this facility and equipment approximates its fair value.  This facility is used for developing new, or refining old, cellulosic ethanol technology.  It is the Company’s intent that this facility’s future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indicators that the Company will be unable to execute its business plan.  This future use is expected to generate positive cash flow in subsequent years.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for future tax benefits for which realization is not considered more likely than not .

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

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,362,704 at March 31, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to amendments executed during the first quarter of 2009 and 2010, principal and interest payments of $17,560 were required to be made from March 2009 until the current maturity date of March 2011.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE.

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

Additional current liabilities include approximately $89,000 in current maturities of debt, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1.7 million, accounts payable of approximately $1.6 million (of which approximately $41,000 was to related parties), and accrued liabilities of $980,000 (of which approximately $186,000 was payroll related, an estimated $420,000 for consulting and engineering services provided by Niton Capital, an estimated $125,000 for accrued legal and audit fees) and approximately $331,000 representing liabilities of discontinued operations of KLM, KLHC and Patriot.

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

Net Cash Flow – Operating Activities

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2010. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start as early as the last quarter of 2010) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until we are able to license our technology for third party projects or raise financing for our own projects.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were, because of the inherent limitations of being a small company,  not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Internal Controls . In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009 we continued to take the following actions during the period covered by this report:

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