Form 10-Q
period 2010-06-30
KL Energy Corp
filed 2010-08-11
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 48,378,378 shares of common stock, $0.001 par value per share, outstanding on August 2, 2010.

KL Energy Corporation
Form 10-Q
For the Period Ended June 30, 2010

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	280,951	65,049
Trade receivables, net of allowance for doubtful accounts of $393,840 and $393,840, respectively	39,180	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	14,975	14,975
Prepaid expenses and other assets	266,763	138,765
Deferred issuance costs	45,000	135,000
Total Current Assets	707,903	389,823

Non-Current Assets
Property, Plant and Equipment, Net	2,643,848	3,501,197

Total Assets	$3,351,751	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current maturities of long-term debt	$1,712,566	$1,851,389
Current maturities of subordinated debt-related party	436,461	262,500
Accounts payable	1,647,404	1,672,156
Accounts payable-related parties	38,533	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	127,729	203,161
Other liabilities	843,120	770,052
Current liabilities of discontinued operations	316,431	356,970
Total Current Liabilities	6,762,832	6,805,050

Long-term debt, less current maturities	1,847	9,121
Subordinated debt-related party	70,000	297,500
Total Long-Term Debt	71,847	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,378,378 and 45,029,894 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	48,378	45,029
Additional paid-in capital	10,069,312	7,060,161
Accumulated deficit	(11,987,243)	(9,267,385)
Deficit attributable to KL Energy Corporation	(1,869,553)	(2,162,195)
Noncontrolling interest	(1,613,375)	(1,058,456)
Total Stockholders' Deficit	(3,482,928)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$3,351,751	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Restated)
Revenue
Biofuel income	$-	$-	$120,000	$-

Total Revenue	-	-	120,000	-

Operating Expenses
Biofuel costs	-	-	60,000	-
General and administrative	722,058	560,980	1,636,894	2,635,746
Research and development	784,266	993,819	1,665,362	1,895,085
Total Operating Expenses	1,506,324	1,554,799	3,362,256	4,530,831

Loss from Operations	(1,506,324)	(1,554,799)	(3,242,256)	(4,530,831)

Other Income (Expense):
Other income	39,018	28,931	17,034	11,409
Interest income	29	1,743	747	44,330
Interest expense	(40,526)	(26,813)	(80,839)	(101,743)
Total Other Expense, Net	(1,479)	3,861	(63,058)	(46,004)

Loss From Continuing Operations	(1,507,803)	(1,550,938)	(3,305,314)	(4,576,835)

Income (loss) from discontinued operations	4,705	(20)	30,537	(12,000)

Loss From Operations and Before Net
Loss Attributable to Noncontrolling Interest	(1,503,098)	(1,550,958)	(3,274,777)	(4,588,835)

Net loss attributable to noncontrolling interests	260,770	379,795	554,919	670,297

Net Loss	$(1,242,328)	$(1,171,163)	$(2,719,858)	$(3,918,538)

Net (Loss) Income Per Share, basic and diluted:
Continuing operations	$(0.03)	$(0.04)	$(0.07)	$(0.15)
Discontinued operations	-	-	-	-
Total	$(0.03)	$(0.04)	$(0.07)	$(0.15)

Weighted Average Common Shares Outstanding	47,686,964	36,436,158	46,879,634	30,306,036

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

	Common Stock		Stockholders'	Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit
Balance - December 31, 2009	45,029,894	45,029	-	7,060,161	(9,267,385)	(1,058,456)	(3,220,651)

Issuance of shares in private placements at $1.10 per share	3,045,454	3,046	-	3,346,954	-	-	3,350,000
Additional shares issued at $1.10 per share	303,030	303	-	(303)	-	-
Legal, professional and placement fees	-	-	-	(425,000)	-	-	(425,000)
Stock based compensation	-	-	-	87,500	-	-	87,500
Net loss attributed to noncontrolling interests	-	-	-	-	-	(554,919)	(554,919)
Net loss	-	-	-	-	(2,719,858)	-	(2,719,858)

Balance - June 30, 2010	48,378,378	48,378	$-	$10,069,312	$(11,987,243)	$(1,613,375)	$(3,482,928)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	(3,274,778)	(4,588,835)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	969,890	967,118
Allowance for doubtful accounts	-	450,215
Gain on sale of property, plant and equipment	(535)	-
Stock based compensation expense	87,500	-

Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(64,180)	(16,602)
Inventories	-	42,663
Prepaid expenses and other assets	(47,998)	384,667
Current assets of discontinued operations	-	427
Increase (decrease) in:
Accounts payable	(34,453)	(239,437)
Accrued payroll and other current liabilities	(2,365)	980,717
Current liabilities of discontinued operations	(40,539)	(160,993)
Net Cash Used In Operating Activities	(2,407,458)	(2,180,060)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(112,303)	(182,436)
Proceeds from the sale of property, plant and equipment	300	31,291
Net Cash Used in Investing Activities	(112,003)	(151,145)

Cash Flows From Financing Activities
Payments from lines of credit and short-term borrowings	-	(250,000)
Proceeds from subordinated debt – related parties, net	-	-
Payments on subordinated debt - related parties, net	(53,539)	-
Payments on long-term debt principal	(226,098)	(620,725)
Issuance costs	(335,000)	(750,000)
Proceeds from issuance of common stock	3,350,000	4,000,000
Net Cash Provided by Financing Activities	2,735,363	2,379,275

Net Increase in Cash and Cash Equivalents	215,902	48,070

Cash and cash equivalents at beginning of period	65,049	698,101
Cash and cash equivalents at end of period	$280,951	$746,171

Supplemental Disclosures of Cash Flow Information
Interest paid	$56,610	$69,571
Prepaid issuance costs netted in equity	90,000	-
Insurance premium financed with debt	80,000	-
Conversion of accounts payable and accrued liabilities to common stock	-	860,225
Conversion of debt issuance costs payable to common stock	-	285,000
Settlement of accounts payable with debt	-	335,000

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

KL Energy Corporation (“KL”, formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group, LLC (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG.

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

While we have historically provided engineering, construction, operating and ethanol marketing services, our focus is now on owning and operating cellulose based ethanol ("CBE") facilities that utilize our proprietary technology, and designing CBE facilities for, and licensing our proprietary CBE technology to, third-party participants in the CBE industry.  We began our cellulose based ethanol research and development efforts in 2004 and we commissioned our WBE cellulosic ethanol plant in late 2008.  The Company, through its majority-owned subsidiary Western Biomass Energy, LLC (“WBE”), has designed, built, and operates a cellulose-based ethanol (“CBE”) plant based on KL’s proprietary technology.    The plant is located in Upton, Wyoming and is designed to convert biomass into ethanol.  The WBE plant serves as a demonstration and research and development facility and could operate as a commercial plant pending added investment.   This plant will be run as an industrial validation facility for approximately the next 18 months.  Thereafter, and following a full feasibility study, we will determine the amount of additional investment required.

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

A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. Through WBE, we have designed, constructed and operated what we believe to be one of the first second generation CBE demonstration plants in the United States. This plant was constructed to both facilitate research and validate our technology at a demonstration scale. This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Nature of Business (continued)

The amounts reported in this Form 10-Q related to the quarter ended June 30, 2009 have been restated to correct a previous error and to be consistent with the Company’s presentation in its Annual Report on Form 10-K for the year ended December 31, 2009.  The previously filed Form 10-Q, for the quarter ended June 30, 2009, reflected the entire net loss attributable to noncontrolling interests for the period from January 1, 2009 through June 30, 2009 in the quarter ended June 30, 2009.  This restatement adjusts the statement of operations for the quarter ended June 30, 2009 to reflect the net loss attributable to noncontrolling interests for the period from April 1, 2009 through June 30, 2009.  This error did not have an effect on any balance sheet period presented in this Form 10-Q or the statement of operations for the six months ended June 30, 2009.  The following table presents the effects of correctly recording the net loss attributable to noncontrolling interests for the quarter ended June 30, 2009:

	As Previously
	Reported	Adjustment	As Restated
Net loss attributable to noncontrolling interests	$670,297	$(290,502)	$379,795
Loss from continuing operations	$(1,550,958)	$-	$(1,550,958)
Net loss	$(880,661)	$(290,502)	$(1,171,163)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)

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

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.  Specifically, in the statement of operations, we reclassified approximately $251,000 and $432,000 of expenses in the three and six months ended June 30, 2009, respectively, that were previously included in general and administrative expenses but that were more appropriately includable in research and development expenses.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, Wyoming.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.   This facility is currently used for developing new, or refining existing, cellulosic ethanol technology.  It is the Company’s intent that this facility’s alternative future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indications that the Company will be unable to execute its business plan.  This alternative use is expected to generate positive cash flow in future years.

As of December 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Note 2 - Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	June 30,	December 31,
	2010	2009
Plant and Plant Equipment	$7,410,262	$7,402,413
Office Furnishings and Equipment	373,156	274,103
Vehicles	51,698	51,698
	7,835,116	7,728,214
Less Accumulated Depreciation	(5,191,268)	(4,227,017)
Total Property, Plant, and Equipment, Net	$2,643,848	$3,501,197

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  The Company has also capitalized approximately $471,000 of professional engineering and construction services provided by the Company through June 30, 2010.

Note 3 - Financing

On June 4, 2010, the Company received the final installment of an equity financing pursuant to Securities Purchase Agreement with a certain investor listed on the signature page of such purchase agreement.  Pursuant to the terms of the purchase agreement, the Company issued to the Investor 681,818 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $675,000.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Financing (continued)

On May 3, 2010, the Company received the final installment of a Securities Purchase Agreement with a certain investor.  Pursuant to the terms of the Purchase Agreement, the Company issued to the investor 545,455 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $540,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Effective April 6, 2010, pursuant to the terms of a Securities Purchase Agreement executed on January 6, 2010 and which agreement required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to this investor an additional 363,636 shares of the Company’s common stock at $1.10 per share.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On March 30, 2010, the Company received the final installment of the December 2009 Securities Purchase Agreement with a certain investor listed on the signature page of such Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, the Company issued to the investor 454,545 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $450,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On January 6, 2010, the Company entered into a Securities Purchase Agreement with a certain investor.  Pursuant to the terms of the Purchase Agreement, the Company received $1.5 million before expenses on that date, representing 50% of the investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  (See Note 13 for additional details.)  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 4 – Net Loss Per Common Share

Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three and six months ended June 30, 2010 and 2009, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.  For the three and six months ended June 30, 2010, stock options for 83,333 shares of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants or options issued or outstanding as of June 30, 2010.

Note 5 - Operations

Continuing Operations

During the period from its inception to June 30, 2010, the Company has incurred significant annual net losses and at June 30, 2010 and December 31, 2009, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $6.1 million and $6.4 million, respectively.  At June 30, 2010, total liabilities exceeded total assets by approximately $3.5 million.  The first generation ethanol industry, in which the Company has historically operated, continues to face significant challenges including increased construction costs, limited availability of debt and equity financing and a reduction in public and governmental support.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods and has refocused its business to cellulosic ethanol.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Operations (continued)

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

Operating results from discontinued operations were income (loss) of approximately $5,000 and ($20) during the three months ended June 30, 2010 and 2009, respectively, and income (loss) of approximately $31,000 and ($12,000) during the six months ended June 30, 2010 and 2009, respectively.   At June 30, 2010 and 2009, these businesses had no assets and the only liabilities were accounts payable of $316,431 and $356,970, respectively.

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

In addition, the Company had approximately $39,000 and $44,000 in credit card liability at June 30, 2010 and December 31, 2009, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.  These liabilities are being reduced monthly.

Subordinated Debt – Related Parties

The Company has a subordinated secured note payable to a Company shareholder totaling $506,461and $560,000 at June 30, 2010 and December 31, 2009, respectively.  This note includes interest at a variable rate, which was 5.0% at June 30, 2010 and December 31, 2009, respectively, with interest paid quarterly.  Prior to February 2009, this note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60-month term. The principal payments are scheduled to be $120,000 in 2010, 2011, 2012, 2013, respectively, and $56,461 in 2014.  Payments of $120,000 are due on this note in the next twelve months and therefore have been classified as current at June 30, 2010.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable.  In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.  Based on equity financing since February 2009, an additional $310,000 has been classified as currently payable. Total current maturities and the balance on this note as of June 30, 2010 were $436,461 and $506,461, respectively

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)
 Note 6 –Debt (continued)

Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2010	December 31, 2010

Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2010 with any remaining unpaid principal and interest due March 2011, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,332,028	$1,394,043

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.	85,000	160,000

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.	–	30,605

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.	–	6,767

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	14,71 4	19,095

Note payable to First Insurance Funding Corporation for payment of direct or and officer insurance premiums, payable in monthly installments of $3,692, including interest at 8.4%.	32,671	–

Subordinated note payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	506,461	560,000

Subtotal	$2,220,874	$2,420,510

Less current maturities of long-term debt	(2,149,027)	(2,113,889)

Total Long-Term Debt	$71,847	$306,621

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Common Stock Activity

Pursuant to the terms of a Securities Purchase Agreement executed in January 2010, which agreement required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to this investor 363,636 shares of the Company’s common stock at $1.10 per share. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

Note 8 - Segment Information

As of June 30, 2010, the Company manages its business and aggregates its operational and financial information in accordance with two reportable segments. Its engineering and management contracts segment provides contracted engineering and project development to third party customers. Despite the lack of activity in this segment during the first three months of 2010, during which time the Company focused its resources on biofuel research and development, management believes this will be a viable business segment in the near future. The biofuel segment is focused on developing unique technical and operational capabilities designed to enable the production and commercialization of biofuel, in particular ethanol from cellulosic biomass, and is expected to begin operations starting in 2010.

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

 KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
Identifiable Fixed Assets:
Engineering and management contracts	$425	$326
Biofuel research and development	7,410	7,402
Total	7,835	7,728
Accumulated depreciation	(5,191)	(4,227)
Total Identifiable Fixed Assets	$2,644	$3,501

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Engineering and management contracts	$-	$-	$-	$-
Biofuel	-	-	120	-
Total Revenues	$-	$-	$120	$-

Depreciation:
Engineering and management contracts	$14	$14	$29	$30
Biofuel	473	467	941	937
Total Depreciation	$487	$481	$970	$967

Interest Expense:
Engineering and management contracts	$26	$20	$44	$61
Biofuel	15	6	37	40
Total Interest Expense	$41	$26	$81	$101

Net Loss:
Engineering and management contracts	$-	$-	$-	$-
Biofuel	(1,242)	(1,171)	(2,720)	(3,919)
Net Loss	$(1,242)	$(1,171)	$(2,720)	$(3,919)

Reconciliations to Reported Amounts
Revenue - Reportable Segments	$-	$-	$120	$-
Eliminations/Other	-	-	-	-
Total Consolidated Revenue	$-	$-	$120	$-

Net Loss - Reportable Segments	$(1,242)	$(1,171)	$(2,720)	$(3,919)
Eliminations/Other	-	-	-	-
Total Consolidated Net Loss	$(1,242)	$(1,171)	$(2,720)	$(3,919)

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Noncontrolling Interests (continued)

Components of noncontrolling interests are as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)
Beginning of period	$(1,058,456)	$193,399

Net loss attributable to noncontrolling interests	(554,919)	(1,251,855)

End of period	$(1,613,375)	$(1,058,456)

Note 10 - Contingencies

Litigation

The Company is named in a personal injury lawsuit, filed in the District Court of Lincoln County, Nebraska, relating to an employee of a subcontractor performing acid cleaning services of a grain based ethanol plant boiler.  The Company was also performing services at the grain based ethanol plant in 2006. The plaintiff is seeking general damages, including pain and suffering and loss of earnings capacity, in an unspecified amount.  The amount of liability, if any, is not determinable but the Company plans to vigorously defend its position. The insurance company for the grain based ethanol plant is defending the Company employee.  The jury trial is expected to take place in the fourth quarter of 2010.  At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

The Company is named in a pending action, filed in the Minnehaha County Court in Sioux Falls, South Dakota, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Depositions have taken place between all parties. At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 - Contingencies (continued)

Litigation (continued)

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleges, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.  At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

The Company may be subject to various claims and legal actions arising in the ordinary course of business from time to time. The Company maintains insurance to cover certain such actions.

Note 11 – Related Parties

Pursuant to its agreement with the Company, Pelly Management, Inc. (“Pelly”) received fees of $135,000 and $335,000 for the three and six months ended June 30, 2010, respectively and $0 and $400,000 for the three and six months ended June 30, 2009, respectively.  These amounts represent fees for financial advisor services.

In March 2010, the Company entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of services by Peter Gross as CEO and President of the Company and its subsidiaries.  During the three and six months ended June 30, 2010, fees paid to add blue Consultoria Ltda.  were approximately $48,000 and $72,000, respectively.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the three months ended June 30, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were approximately $37,000 and $36,000, $ 35,000 and $38,000, and $42,000 and $0, respectively.  During the six months ended June 30, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were approximately $73,000 and $56,000, $73,000 and $38,000, and $77,000 and $0, respectively.

As approved by the Board of Directors on March 2, 2010, a Director’s fee of $18,000 per annum will be awarded to all serving non-executive and non-consulting directors.  However, payment of such fees will be deferred until approved by the Board. As of the date of this report, Alain Vignon was the only Non-Executive, Non-Consulting director and $31,500 has been accrued for his services from his appointment in October 2008 through June 2010.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation

On March 2, 2010, the Company issued to a former executive an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued to Mr. Corcoran pursuant to Regulation D of the Securities Act of 1933, as amended.  The fair value of this option, based on volatility of 232%, and dividend and risk-free interest rates of 0% and 1.51%, respectively, was $87,500 and this amount is included in general and administrative expense in the consolidated statements of operations.

The Company adopted accounting guidance that sets accounting requirements for share-based compensation to employees and non-employee directors and consultants, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation expensed over the requisite service and vesting period. For the purpose of determining the fair value of stock option awards, the Company uses the Black-Scholes option-pricing model. The estimation of forfeitures is required when recognizing compensation expense which is then adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment to compensation in the period of change.   As of June 30, 2010, the Company has not experienced any forfeitures.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of June 30, 2010, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Subsequent Events

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the severance agreement signed by the Company and Kramer.  The plaintiff also alleges that the named defendants engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement. At this time, the Company is unable to predict the outcome of the case but plans to vigorously defend its position.

On July 1, 2010, the Company received the final installment of the January 2010 Securities Purchase Agreement with a certain Investor listed on the signature page of such Purchase Agreement.  In lieu of issuing stock pursuant to that Purchase Agreement, the Company agreed to issue a $1.5 million Convertible Promissory Note for such investment which resulted in net proceeds to the Company of $1.35 million.    This Note is non-interest bearing and is payable in full on February 11, 2020.  Pursuant to that Note, if the Company raises at least $15.0 million in equity financing prior to February 11, 2020, the outstanding Note principal will automatically convert into the Company’s common stock at a conversion rate of $1.10 per share (or 1,363,636 shares).

On June 30, 2010, the Board of Directors approved the issuance of awards, effective July 1, 2010, of incentive stock options on 119,518 shares of common stock to employees and 44,794 shares of restricted common stock to consultants.  These awards were made pursuant to the Company’s 2009 Equity Incentive Plan and are one-third vested on July 1, 2010, July 1, 2011 and July 1, 2012.  The exercise price per share was set at $1.10 per share on the date of grant.  This grant date and exercise price represents the effective price at which all recent private placement sales have been transacted since October 2009.

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

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol form every dry metric ton of certain biomass feedstock. We expect that sugarcane bagasse and eucalyptus represent two typical and outstanding feedstocks for CBE production.  Laboratory yields will differ depending on the feedstock.  For example, Ponderosa pine typically provides lower ethanol yields.  We have recently achieved a laboratory yield of slightly over 80 gallons per dry metric ton using sugarcane bagasse, one of the feedstocks we plan to use in our pilot plant.  The Company expects to confirm these yields, in validation tests during 2011, at our WBE facility.

We began our cellulose based ethanol research and development efforts began in 2004 and we commissioned our WBE cellulosic ethanol plant in late 2008.  A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (“CHP”) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock.  Through Western Biomass Energy, LLC (“WBE”), a majority-owned subsidiary of ours, we have designed, constructed and operated what we believe to be one of the first CBE demonstration plants in the United States.  This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, urban wood residue, fuel treatment operations, municipal solid waste, crop residue, and perennial crops. The extensive biomass distribution facilitates co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. Locating CBE facilities near blending facilities and retail fuel outlets will reduce transportation costs related to the sale of ethanol. This has the potential to create a truly local and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating   CBE facilities with combined heat and power plants, pulp & paper industries and first generation ethanol production plants.

As a natural consequence of converting the fermentable portion of the biomass feedstock to ethanol, the solid co-product left behind is rich in lignin, a high energy solid fuel component which is sulfate-free and can be used as a compound material in the chemicals industry.  Using a conventional wood pellet mill, this co-product can be formed into pellets that are more dense and durable than the typical wood pellet marketed today.  Our process minimizes chemical biomass pretreatment because the bio-lignin co-product chemistry is unaltered. This results in a clean-burning, high-energy premium bio-lignin pellet product.

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

We have selected the enzymatic breakdown of biomass for producing ethanol from cellulose alternative because we believe it has distinct advantages over the thermochemical/gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (up to .3%) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin. Our process has significantly reduced process water discharge. Other technologies discharge waste water back into local streams or municipal waste water systems.

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

Business Strategies
During the current year, we plan to continue to optimize our technology and to design our first commercial (and possibly second) CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries like CHP plants, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

· Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hard woods, soft woods and agricultural waste.  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

· Owning and operating our own CBE facilities.  We intend to own, or co-own, and operate fully industrially integrated CBE and CBE/CHP facilities that utilize our proprietary technology.   We intend to co-locate our plants with other industrial operations such as pulp and paper industries, wood processors, first generation ethanol and sugar plants that provide synergistic opportunities.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, Wyoming.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.   This facility is used for developing new, or refining existing, cellulosic ethanol technology.  It is the Company’s intent that this facility’s future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indicators that the Company will be unable to execute its business plan.  This future use is expected to generate positive cash flow in subsequent years.

As of December 31, 2009, we evaluated our long-lived assets for potential impairment.  Management used the following tools in order to assess the fair value of these assets:  internal cash flow budgets and projections, outside financing activity, historical financial information, current market conditions and forecasted future market conditions.  Based on our evaluation, no impairment charge was recognized.

Revenue and Cost Recognition

Biofuel revenue represents income from feedstock testing.  Our standard feedstock testing agreement requires the customer to pay 50% of the testing fee upon signing the agreement and the other 50% when the final report is delivered.  When the final report is delivered, the Company recognizes 100% of the revenue associated with that agreement.

Pre-contract costs are deferred in anticipation of a specific contract that will result in little or no value unless the contract is obtained.  Such costs include consultant expenses for project development, technology improvements, facility engineering and feedstock evaluation expenses.

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the completion costs for contracts in progress at June 30, 2010 and December 31, 2009 will be revised significantly in the near term.

Contract costs include all direct material, subcontract and labor costs, and those indirect costs related to contract performance, such as labor, supply, tool, and depreciation costs. Operating costs, including claims and change orders, are charged to expense as incurred. Revenue is reported net of sales tax collected. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Share Based Compensation

We follow the guidance in FASB Topic 718 related to share-based payments to recognize all grants of stock options in our financial statements based upon their respective grant date fair values.  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options.  The Black-Scholes model meets the requirements of FASB Topic 718 but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  We use a historical volatility rate on our stock options.  The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share.  Because its stock is thinly traded, the Company does not believe that quotations for our common stock, as reported on the OTC Bulletin Board, particularly at December 31, 2009, are indicative of the market value of the business.  If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Liquidity and Capital Resources

At June 30, 2010, the Company had approximately $708,000 of total current assets which primarily consisted of $281,000 in cash and cash equivalents, approximately $267,000 of prepaid insurance, legal and project expenses and $45,000 of deferred issuance costs.  In addition, we had approximately $2.6 million of net property, plant and equipment.  Our total assets as of June 30, 2010 were approximately $3.4 million.   With $6.8 million of total current liabilities, the Company had negative working capital of approximately $6.1 million at June 30, 2010.

We received additional gross proceeds from private placements of approximately $1.5 million in January 2010, $500,000 in March 2010, $600,000 in May 2010 and $750,000 in June 2010 fund operating activities and allow long-term borrowing commitments to remain current. In early July 2010, the Company received additional capital of approximately $1.5 million in gross proceeds.  These transactions are described in Note 3 and Note 13 of the Notes to Consolidated Financial Statements. We expect to rely on funds raised from these recent private placements, as well as future equity and debt offerings, to implement our growth plan and meet our liquidity needs going forward. We continue to seek additional financing but are not certain whether any such financing would be available on terms acceptable to us, if at all.

In their report dated March 9, 2010, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern.   This financial challenge is the result of the absence of revenue, attributable to our focus on cellulosic technology, and continuing research, development and administrative costs.  Based on the continued support of several current investors, as well as interest expressed by other investors, we are confident that we will be able to raise additional funding to provide sufficient working capital for the next twelve months. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,332,028 at June 30, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to amendments executed during the first quarter of 2009 and 2010, principal and interest payments of $17,560 were required to be made from March 2009 until the current maturity date of March 2011.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE.

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

We had a subordinated secured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note had a variable interest rate, which was 5.0% at June 30, 2010 and December 31, 2009, with interest paid quarterly.  Prior to February 2009, this note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $120,000 in each of 2010, 2011, 2012, 2013, and $26,461 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.  Based on equity financing since February 2009, an additional $310,000 has been classified as currently payable. Total current maturities and the balance on this note as of June 30, 2010 were $436,461 and $506,461, respectively.

The Company also has a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

In June 2009, the Company negotiated a repayment of its overdue payables to Hermanson Egge, a vendor that supplied construction services to WBE.   The repayment arrangement is unsecured, requires no interest payments and includes the following schedule of payments:  $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.  Up to $75,000 of this payable may be reduced in exchange for the Company engaging Hermanson Egge to provide future engineering services with scheduled completion and payment dates not later than December 1, 2010.  The balance of this obligation at June 30, 2010 was $85,000.

Additional current liabilities of approximately $4.6 million consist of accounts payable of approximately $1.7 million (of which approximately $39,000 was to related parties), billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1.6 million, , and accrued liabilities of $971,000 (primarily consisting of  approximately $128,000 of  payroll related expenses, an estimated $420,000 for consulting and engineering services provided by Niton Capital, an estimated $115,000 for accrued legal and audit fees and approximately $308,000 for other accrued liabilities) and approximately $316,000 representing liabilities of the discontinued operations of KLM, KLHC and Patriot.

Long-term liabilities of approximately $72,000 at June 30, 2010 represent long-term subordinated indebtedness to a related party ($70,000) and the non-current portion of the note payable to Shimadzu Financial for financed lab equipment ($1,847).  Our total liabilities were approximately $6.8 million as of June 30, 2010.

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

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of June 30, 2010 and December 31, 2009, WBE owed us approximately $9.0 million and $8.8 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash Flow – Operating Activities

As a result of the Company’s history of losses, our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2010. Whether we have positive cash flow in 2010 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start as early as the last quarter of 2010) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until we are able to license our technology for third party projects or raise financing for our own projects.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and eliminated positions that are not critical to this business mission.

During the six months ended June 30, 2010, our operating activities used a net of approximately $2.4 million of cash. This reflected a loss of approximately $2.7 million from continuing and discontinued operations, a net loss attributable to noncontrolling interests of approximately $555,000, increases in trade receivables ($64,000), prepaid expenses and other current assets ($48,000) and decreases in accounts payable ($34,000), accrued liabilities ($2,000) and current liabilities of discontinued operations ($41,000) which were largely offset by approximately $1.1 million in cash flows provided by depreciation ($970,000) and stock compensation ($88,000).

During the six months ended June 30, 2009, our operating activities used a net of approximately $2.2 million of cash. This primarily reflected a net loss of approximately $3.9 million from continuing and discontinued operations, a net loss attributable to noncontrolling interests of approximately $670,000, an increase in trade receivables ($17,000) and a decrease in accounts payable ($239,000) which were largely offset by cash flows provided by depreciation ($967,000), increases in the allowance for doubtful accounts ($450,000), accrued payroll and other liabilities ($981,000 – primarily an estimated $510,000 for consulting and engineering services provided by Niton Capital, current liabilities of discontinued operations $161,000, and decreases in prepaid expenses and other current assets ($385,000 – primarily the reductions in deferred issuance costs and prepaid insurance) and a decrease in inventories of approximately $43,000.

Net Cash Flow - Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 of approximately $112,000 decreased by approximately $39,000 over investing activities in the six months ended June 30, 2009.  This decrease was the primarily a result of lower purchases of property, plant, and equipment.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was approximately $2.7 million for the six months ended June 30, 2010. During this period, we received $3.35 million in gross proceeds from the private placement of common stock offset by $335,000 in legal, professional and placement fees and approximately $280,000 of net reductions in short-term borrowings and long-term debt.  Net cash provided by our financing activities for the six months ended June 30, 2009 was approximately $2.4 million. During this period, we received $4.0 million in gross proceeds from the private placement of common stock offset by $750,000 in legal, professional and placement fees and approximately $871,000 of net reductions in short-term borrowings and long-term debt.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenue

In the three months ended June 30, 2010, the Company did not recognize any biofuel income due to the timing of several feedstock testing programs.  The Company did not record any revenue for the three months ended June 30, 2009 which was primarily due to the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008 and it also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $1.5 million, in the three months ended June 30, 2010, were approximately $49,000 lower than the comparable period in the prior year.  The primary reason for this decrease was an approximately $161,000 increase in general and administrative expenses offset by a $210,000 decrease in research and development costs.  These decreases were primarily a result of  the reclassification of expenses to conform to the current period presentation.

Biofuel costs were $0 for the three months ended June 30, 2010 due to the timing of several feedstock testing programs.  These costs were also $0 in the comparable period in the prior year as there were no feedstock testing programs completed in 2009.

General and Administrative expense of approximately $722,000 for the three months ended June 30, 2010 was approximately $161,000 higher than the comparable 2009 period.  This increase was primarily attributable to $166,000 of higher administrative expenses (due to higher staffing, advertising, travel and insurance costs), $31,000 of higher business development expenses (due to an increase in consulting fees and travel expenses) and $79,000 of higher legal costs related legacy litigation issues offset by $115,000 of lower audit and legal fees related to being a public company.

Research and Development expense of approximately $784,000 for the three months ended June 30, 2010 was approximately $210,000 lower than the comparable 2009 period primarily due to reduced operations in 2010 and higher WBE plant maintenance costs in 2009.

Other Income (Expense)

Other income was approximately $39,000 and $29,000 for the three months ended June 30, 2010 and 2009, respectively.  The 2010 amount primarily includes payables write-offs ($26k), scrap iron sales and utility credits ($4k) and a favorable property tax accrual adjustment ($7k).  The 2009 amount primarily includes grant income ($35k) and losses on the disposal of assets ($6k).

Interest income of approximately $29 for the three months ended June 30, 2010 was approximately $2,000 lower than the comparable 2009 period primarily as a result of lower invested cash balances.

Interest expense of approximately $41,000 for the three months ended June 30, 2010 was approximately $14,000 higher than the comparable 2009 period primarily as a result of higher interest on the subordinated debt-related party Note and financed lab equipment and insurance policies in 2010.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Revenue

In the six months ended June 30, 2010, the Company recognized $120,000 in biofuel income from several feedstock testing programs.  The Company did not record any revenue for the six months ended June 30, 2009 which was primarily due to the absence of feedstock testing programs as wells the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  These results also reflect our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $3.4 million in the six months ended June 30, 2010 were approximately $1.3 million lower than the comparable period in the prior year. This 28% improvement was attributable to the $1.0 million decrease in general and administrative expenses and the $230,000 decrease in research and development costs offset by $60,000 of higher biofuel costs.  This significant decrease in operating expenses was primarily a result of lower personnel costs due to net staff reductions, lower project costs, a reduction in WBE research and development activities since January 2010 and reduced public company related legal and accounting fees offset by higher business development costs and legal costs related legacy litigation issues.

Biofuel costs of $60,000 in the six months ended June 30, 2010 compared to $0 costs in the comparable period in the prior year.  This increase is attributable to several 2010 feedstock testing programs; there were no feedstock testing programs in the first half of 2009.

General and Administrative expense of $1.6 million for the six months ended June 30, 2010 was $1.0 million, or 38%, lower than the $2.6 million for the comparable period in the prior year.  This significant improvement was primarily attributable to $0.9 million of lower administrative expenses (due to lower staffing, advertising, travel and insurance costs), $0.2 million of lower audit and legal fees related to being a public company and $64,000 in lower project costs offset by a $96,000 increase in business development costs (due to an increase in consulting fees and travel expenses) and $109,000 of higher legal costs related legacy litigation issues.

Research and Development expense of $1.7 million for the six months ended June 30, 2010 was $0.2 million, or 12%, lower than the $1.9 million for the comparable period in the prior year.  This improvement was largely due to reduced operations in 2010 including a significant reduction in personnel and maintenance costs. Depreciation expense of approximately $938,000 and $926,000 for the six months ended June 30, 2010 and 2009, respectively, represents approximately 56% and 46%, respectively, of research and development expenses in these periods.

Other Income (Expense)

Other income was approximately $17,000 and $11,000 for the six months ended June 30, 2010 and 2009, respectively.  The 2010 amount primarily includes payables write-offs ($26k), scrap iron sales and utility credits ($4k) and consulting and sub-lease income ($6k) offset by property tax accruals ($7k).  The 2009 amount primarily includes grant income ($35k) offset by grant expenses ($5k) and losses on the disposal of assets ($3k).

Interest income of approximately $700 for the six months ended June 30, 2010 was approximately $44,000 lower than the comparable 2009 period primarily as a result of higher interest earned on overdue customer balances and higher invested cash balances in the first half of 2009.

Interest expense of approximately $81,000 for the six months ended June 30, 2010 was approximately $21,000 lower than the comparable 2009 period primarily due to the absence of interest charges from vendors on overdue balances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4T.  Changes in Internal Control Over Financial Reporting

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective as a result of the continued existence of material weaknesses in internal controls including inadequate delegation of responsibilities, appropriate oversight and review, internal technical expertise, preparation, review and verification of internally developed documentation, controls ensuring that all material developments impacting the financial statements are reflected, and executed agreements for significant contracts.  Listed below are actions the Company has taken to remediate these weaknesses.

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

(b) Internal Controls . In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009 we have taken and continue to take the following actions during the period covered by this report:

•	mandated the segregation of duties regarding cash transactions;

•	increased the oversight and review functions over internally developed documentation;

•	maintained a Disclosure Committee to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures;

•	engaged a Chief Financial Officer and outside securities counsel, both with SEC reporting experience, and

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the severance agreement signed by the Company and Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the severance agreement. At this time, the Company is unable to predict the outcome of the case but plans to vigorously defend its position.

The Company may be subject to various claims and legal actions arising in the ordinary course of business from time to time. The Company maintains insurance to cover certain such actions.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Form 10-K filed with the SEC on March 9, 2010.  You should consider such risk factors in addition to the other information set forth below and elsewhere in this report.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties also may materially adversely affect our business, financial condition, and/or reporting results.

Item 2.  Unregistered Sales of Equity Securities And Use of Proceeds

Descriptions of unregistered sales of equity securities are contained in Note 3, Note 7 and Note 13 in the Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

•	None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation

10.1*	Convertible Promissory Note with John Buckens, dated March 9, 2010,

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2010	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)