Form 10-Q/A
period 2010-03-31
KL Energy Corp
filed 2010-09-28
CIK 1403548

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

KL Energy Corporation
Form 10-Q
For the Period Ended March 31, 2010

Table of Contents

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as initially filed with the Securities and Exchange Commission on May 14, 2010 (“Original Filing”) and later amended on June 18, 2010, to revise disclosures in the documents previously filed based on comments from the the Staff of the Securities and Exchange Commission.  These revised disclosures are for clarification purposes only and had no impact on the consolidated statements of operations, stockholders’ deficit, and cash flows for the periods presented.

Except for the aforementioned revised disclosures, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on May 14, 2010 and later amended on June 18, 2010. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. The Company believes there have been no events since the Original Filing that would represent a fundamental change in the information presented in the Original Filing.  Except as described above, all other information included in the Original Filing remains unchanged.

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

PART 1:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$370,785	$65,049
Trade receivables, net of allowance for doubtful accounts of $393,840 and $381,681, respectively	-	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	14,975	14,975
Prepaid expenses and other assets	250,769	138,765
Deferred issuance costs	90,000	135,000
Current assets of discontinued operations	-	-
Total Current Assets	787,563	389,822

Non-Current Assets
Property, Plant and Equipment, Net	3,083,117	3,501,197

Total Assets	$3,870,680	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilites
Lines of credit & short-term borrowings	$-	$-
Current maturities of long-term debt	1,812,635	1,851,389
Current maturities of subordinated debt-related party	368,961	262,500
Accounts payable	1,674,264	1,672,156
Accounts payable-related parties	40,753	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	148,593	203,161
Other liabilities	831,573	770,052
Accrued issuance costs	-	-
Current liabilities of discontinued operations	331,138	356,970
Total Current Liabilities	6,848,505	6,805,050

Long-term debt, less current maturities	4,505	9,121
Long-term debt-subordinated-related party	167,500	297,500
Total Long-Term Debt	172,005	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,787,469 and 45,029,894 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	46,788	45,029
Additional paid-in capital	8,900,902	7,060,161
Accumulated deficit	(10,744,915)	(9,267,385)
Deficit attributable to KL Energy Corporation	(1,797,225)	(2,162,195)
Noncontrolling interest	(1,352,605)	(1,058,456)
Total Stockholders' Deficit	(3,149,830)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$3,870,680	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2010	2009

Revenue
Biofuel income	$120,000	$-

Total Revenue	120,000	-

Operating Expenses
Biofuel costs	60,000	-
General and administrative	914,836	2,074,766
Research and development	881,096	901,266
Total Operating Expenses	1,855,932	2,976,032

Other Income (Expense):
Other income (expense)	(21,984)	(17,522)
Interest income	718	42,587
Interest expense	(40,313)	(74,930)
Total Other Expense, Net	(61,579)	(49,865)

Loss from continuing operations, before tax	(1,797,511)	(3,025,897)
Income taxes	-	-

Loss from continuing operations, net of tax	(1,797,511)	(3,025,897)

Income (loss) from discontinued operations, net of tax	25,832	(11,980)

Net Loss	(1,771,679)	(3,037,877)

Less: Net loss attributable to noncontrolling interests	294,149	290,502

Net loss attributable to KL Energy Corporation	$(1,477,530)	$(2,747,375)

Loss Per Share, basic and diluted:
Loss from continuing operations attributable to KL Energy Corporation common stockholders	$(0.03)	$(0.11)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	0.00	(0.00)
Net loss attributable to KL Energy Corporation common stockholders	$(0.03)	$(0.11)

Weighted Average Common Shares Outstanding	46,073,328	24,107,801

Amounts attributable to KL Energy Corporation common stockholders:
Loss from continuing operations, net of tax	$(1,503,362)	$(2,735,395)
Income (loss) from discontinued operations, net of tax	25,832	(11,980)
Net Loss	$(1,477,530)	$(2,747,375)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2009	45,029,894	$45,029	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)

Issuance of shares in private placement - Jan. 2010	1,000,000	1,000	1,499,000			1,500,000
Legal, professional and placement fees			(165,000)			(165,000)
Additional shares issued at $1.10 per share	303,030	303	(303)			-
Issuance of shares in private placement at $1.10 per share	454,545	456	499,544			500,000
Legal, professional and placement fees			(80,000)			(80,000)
Stock based compensation			87,500			87,500
Net loss attributed to noncontrolling interests					(294,149)	(294,149)
Net loss				(1,477,530)		(1,477,530)

Balance - March 31, 2010	46,787,469	$46,788	$8,900,902	$(10,744,915)	$(1,352,605)	$(3,149,830)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(1,771,679)	$(3,037,877)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	483,289	485,757
Allowance for doubtful accounts	-	453,463
Gain on sale of assets	(533)	-
Stock compensation expense	87,500	-
Amortization of debt issuance cost	45,000	-

Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(25,000)	(18,928)
Inventories	-	36,978
Prepaid expenses and other assets	(32,004)	349,937
Current assets of discontinued operations	-	15
Increase (decrease) in:
Accounts payable	(31,205)	(118,081)
Accrued payroll and other liabilities	6,953	886,060
Net Cash Provided by (Used In) Operating Activities	(1,237,679)	(962,676)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(64,976)	(120,776)
Proceeds from the sale of fixed assets	300	-
Net Cash Provided by (Used in) Investing Activities	(64,676)	(120,776)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	-	(250,000)
Proceeds from subordinated debt – related parties, net	-	75,000
Payments on subordinated debt - related parties, net	(23,539)	-
Payments on long-term debt principal	(123,370)	(540,869)
Issuance costs	(245,000)	(750,000)
Proceeds from issuance of common stock	2,000,000	4,000,000
Net Cash Provided by (Used in) Financing Activities	1,608,091	2,534,131

Net Increase (Decrease) in Cash and Cash Equivalents	305,736	1,450,679

Cash and cash equivalents at beginning of period	65,049	698,148
Cash and cash equivalents at end of period	$370,785	$2,148,827

Supplemental Disclosures of Cash Flow Information
Interest paid	$38,743	$75,237
Deferred issuance costs netted in equity	245,000	750,000
Insurance premium financed with debt	80,000	-

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

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(3,037,877)	$-	$(3,037,877)
Net loss attributable to noncontrolling interests	$-	$290,502	$290,502
Net loss attributable to KL Energy Corporation	$(3,037,877)	$290,502	$(2,747,375)
Net loss per share, basic and diluted	$(0.12)	$0.01	$(0.11)

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

Revenue from feedstock testing results from agreements with third parties for the Company to perform extensive tests to determine if the customer’s feedstock is a viable candidate for use in the production of cellulosic ethanol.  The standard agreement requires that the customer pay 50% of the testing fee upon signing the feedstock testing agreement and the remaining 50% when the Company delivers a final report to the customer explaining the test results and conclusions.  Feedstock testing revenues, and related expenses, are only recognized when this report is delivered.

Pre-contract costs directly associated with a specific contract are deferred as incurred in anticipation of that contract if recovery of these costs is determined to be probable.    Conversely, if it appears unlikely that we will obtain the contract, all previously deferred costs are expensed.  Such costs include consultant expenses for project development, technology improvements, facility engineering and feedstock evaluation expenses.

Based on our percentage-of-completion revenue recognition policy, revenues and costs associated with approved change orders are adjusted when Company and customer approvals of the change order are obtained.  For unpriced or unapproved change orders, recovery must be deemed probable, if the future event or events necessary for recovery are likely to occur, at which time revenues and costs associated with the unpriced or unapproved change orders are adjusted. If change orders are in dispute or are unapproved in regard to both scope and price, they are evaluated as claims.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

Recognition of amounts of additional contract revenue relating to claims is made only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:
a.) The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.
b.) Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.
c.) Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.
d.) The evidence supporting the claim is objective and verifiable, not based on management's feel for the situation or on unsupported representations.

If the foregoing requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, WY which was completed in August 2007.

The Company continually monitors conditions that may indicate a potential impairment of long-lived assets.  These conditions include current-period operating losses combined with a history of losses and a projection of continuing losses, and significant negative industry or economic trends.  When these conditions exist, we test for impairment.

We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities for the purpose of testing for impairment loss.  In the event of an impairment loss the carrying amount of only the long-lived assets within the group is reduced.  Currently, our long-lived assets do not have identifiable cash flows that are independent of the cash flows of other assets and liabilities and, therefore, our long-lived assets are assessed for impairment as one asset group.

Our un-discounted cash flows are used to determine if the carrying value of the Company’s long-lived assets is not recoverable.  In this event, we determine the fair value of our long-lived assets using internal cash flow projections, outside financing activity, historical financial information, current market conditions and forecasted future market conditions.  These assessments are used to calculate the present value of our long-lived assets which we believe is the best estimate of their fair value.   An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.  The assumptions and methodologies used in our 2009 impairment analysis were substantially the same as we used in our 2008 impairment analysis.

As of December 31, 2009, based on these analyses as well as the continuing operational value of the WBE facility to our research and development efforts, management concluded that the fair value of these long-lived assets exceeded their $2.4 million net book value and. no impairment charge was recognized.

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

Note 3 - Financing

On March 30, 2010, the Company received the final installment of the December 2009 Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the Company will issue to this investor 454,545 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $450,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On January 6, 2010, the Company entered into a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the Company received $1.5 million before expenses on that date, representing 50% of this investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  (See Note 15 for additional details.)  This Purchase Agreement provides for: (i) piggyback registration rights allowing this investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

Operating results from discontinued operations were income of approximately $26,000 and a loss of approximately $12,000 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, these discontinued businesses had no assets and accounts payable of $331,138 and $356,970, respectively.

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

Financial information for the Company’s business segments was as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Identifiable Fixed Assets:
Engineering and management contracts	$332	$326
Biofuel research and development	7,456	7,402
Total	7,788	7,728
Accumulated depreciation	(4,705)	(4,227)
Total Identifiable Fixed Assets	$3,083	$3,501

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Engineering and management contracts	$-	$-
Biofuel	120	-
Total Revenues	$120	$-

Depreciation:
Engineering and management contracts	$15	$16
Biofuel	468	470
Total Depreciation	$483	$486

Interest Expense:
Engineering and management contracts	$18	$41
Biofuel	22	34
Total Interest Expense	$40	$75

Net Loss:
Engineering and management contracts	$(999)	$(2,236)
Biofuel	(479)	(511)
Net Loss	$(1,478)	$(2,747)

Reconciliation to Reported Amounts
Revenue - Reportable Segments	$120	$-
Eliminations/Other	-	-
Total Consolidated Revenues	$120	$-

Net Loss - Reportable Segments	$(1,478)	$(2,747)
Eliminations/Other	-	-
Total Consolidated Net Loss	$(1,478)	$(2,747)

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

Litigation

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as wells as Midwest Renewable Energy, U.S. Water Services Utility Chemicals (the plaintiffs employer), and a company employee. The plaintiff claims that the defendants were negligent in not assuring that the manhole cover to the boiler being serviced by the plaintiff was depressurized so that the plaintiff could open the manhole cover in a safe manner.  The Company was performing services at Midwest Renewable Energy. The plaintiff is seeking reimbursement of $64,000 of medical bills, plus interest, plus punitive damages.  Due to the number of defendants and the difficulty of imputing liability by the plaintiff to the defendant, any losses incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The jury trial, originally scheduled for March 2010, is now expected to take place in the third quarter of 2010 or later.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Depositions have taken place between all parties. At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

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

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company has claimed $2.8 million in these proceedings, and MRE has counterclaimed $42.1 million, which counterclaim we believe has no merit and which we intend to defend vigorously. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Related Parties

Pursuant to its agreement with the Company, Pelly Management, Inc. (“Pelly”) received fees of $200,000 and $400,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.  These amounts represent fees for financial advisor services.

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

Note 13 – Subsequent Events

Effective April 6, 2010, pursuant to the terms of a Securities Purchase Agreement consummated on January 6, 2010 with an accredited investor, and which Agreement required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to this investor an additional 363,636 shares of the Company’s common stock at $1.10 per share.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On May 3, 2010, the Company received the final installment of a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the Company issued to this investor 545,455 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $540,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

The majority of 1st Gen ethanol is currently produced from sugar cane or grain-based feedstocks, predominantly corn in the United States, however it can also be produced from cellulose. The growth of first generation ethanol is limited due to the widespread opposition to using land and crops that can be used for food or feed, for the production of fuels. This is especially relevant now that technology has provided a solution that uses widely available cellulose as a feedstock for ethanol production.  Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Advanced biofuels produced from cellulosic materials draws on non-food related and waste feedstock sources and has been proven to substantially reduce carbon dioxide emissions and improve engine efficiency.

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol from every dry metric ton of certain biomass feedstock. Using pretreated sugarcane bagasse and eucalyptus, we currently are achieving up to 75 gallons per dry metric ton at our bench scale facility.

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

There is no assurance that we will operate profitably or will generate positive cash flow in the future. The Company has incurred losses since its inception.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. Such losses have resulted from engineering and management contracts and fuel sales, with favorable gross margins, which were more than offset by research, development and administrative expenses.  As the engineering and management contracts expired, and the wholesale fuel business was discontinued, losses continued while the business focused on cellulosic research and development.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 96% of the Company’s property, plant and equipment is attributable to the WBE facility in Upton, WY which was completed in August 2007.

The Company continually monitors conditions that may indicate a potential impairment of long-lived assets.  These conditions include current-period operating losses combined with a history of losses and a projection of continuing losses, and significant negative industry or economic trends.  When these conditions exist, we test for impairment.

We group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are independent of the cash flows of other assets and liabilities for the purpose of testing for impairment loss.  In the event of an impairment loss the carrying amount of only the long-lived assets within the group is reduced.  Currently, our long-lived assets do not have identifiable cash flows that are independent of the cash flows of other assets and liabilities and, therefore, our long-lived assets are assessed for impairment as one asset group.

Our un-discounted cash flows are used to determine if the carrying value of the Company’s long-lived assets is not recoverable.  In this event, we determine the fair value of our long-lived assets using internal cash flow projections, outside financing activity, historical financial information, current market conditions and forecasted future market conditions.  These assessments are used to calculate the present value of our long-lived assets which we believe is the best estimate of their fair value.   An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.  The assumptions and methodologies used in our 2009 impairment analysis were substantially the same as we used in our 2008 impairment analysis.

As of December 31, 2009, based on these analyses as well as the continuing operational value of the WBE facility to our research and development efforts, management concluded that the fair value of these long-lived assets exceeded their $2.4 million net book value and. no impairment charge was recognized.

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

Revenue from feedstock testing results from agreements with third parties for the Company to perform extensive tests to determine if the customer’s feedstock is a viable candidate for use in the production of cellulosic ethanol.  The standard agreement requires that the customer pay 50% of the testing fee upon signing the feedstock testing agreement and the remaining 50% when the Company delivers a final report to the customer explaining the test results and conclusions.  Feedstock testing revenue, and related expenses, are only recognized when this report is delivered.

Pre-contract costs are deferred as incurred in anticipation of a specific contract.  If that contract is obtained, those costs are capitalized or expensed depending on the nature of the expenditure.  Conversely, if it appears highly likely that we will not obtain the contract, all previously deferred costs are expensed.  Such costs include consultant expenses for project development, technology improvements, facility engineering and feedstock evaluation expenses.

Based on our percentage-of-completion revenue recognition policy, revenues and costs associated with approved change orders are adjusted when Company and customer approvals of the change order are obtained.  For unpriced or unapproved change orders, recovery must be deemed probable, if the future event or events necessary for recovery are likely to occur, at which time revenues and costs associated with the unpriced or unapproved change orders are adjusted. If change orders are in dispute or are unapproved in regard to both scope and price, they are evaluated as claims.

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

Recognition of amounts of additional contract revenue relating to claims is made only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:
a.) The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.
b.) Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.
c.) Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.
d.) The evidence supporting the claim is objective and verifiable, not based on management's feel for the situation or on unsupported representations.

If the foregoing requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred.

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

Since Q3 2008, when the business became entirely focused on developing and commercializing our proprietary technology, we have relied on investors’ funds to support the business.  We believe that we will continue to do so until the revenue derived from licenses and engineering services provided to third parties and the income from proposed projects reaches a level sufficient to support the Company.

We have in the past sought, and been successful in attracting, investment from both traditional sources and from strategic partnerships and it is part of our strategy that we will continue to do this irrespective of the success of the offering.  The Company is actively working with professional advisors that are providing introductions to potential investors in the U.S and Europe.

Our ability to generate income from our operations will rely on the ability of ourselves and our partners to bring existing and future projects to a position of being fully funded and ready to build.  We believe that, in the current and projected short term economic climate, our smaller, lower-cost plants will prove to be considerably more financially viable than the competing alternatives and will continue to attract the support of strategic industry and financial partners.

In their report dated March 9, 2010, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,362,704 at March 31, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to amendments executed during the first quarter of 2009 and 2010, principal and interest payments of $17,560 were required to be made from March 2009 until the current maturity date of March 2011.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE.  The Company has no significant debt covenants for any of its debt.

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

In October 2008, we issued a $250,000 loan to O2Diesel Corporation (“O2D”), a business partner, and accounted for this transaction by increasing Note Receivable and decreasing cash for that amount. In early 2009, when it became apparent that O2D, as a result of its default on this Note and its deteriorating financial condition, was not going to be able to repay that loan, we effectively wrote off this receivable with a $250,000 charge to bad debt expense.  This bad debt expense was included in the General and Administrative expense line in the statement of operations for the year ended December 31, 2008.  In April 2009, the Company sold this Note at face value to a third party (the "Note Purchaser").  The $250,000 proceeds from this Note sale was credited to bad debt expense.  This bad debt expense credit was included in the General and Administrative expense line in the statement of operations for the three and six months ended June 30, 2009.

Subsequently, O2D declared bankruptcy and the Note Purchaser acquired O2D out of bankruptcy.  The Company acquired the Technology License and Services Agreement (“License Agreement”), executed with O2D in March 2008, from the Note Purchaser in exchange for a payment of $150,000 in October 2009 and the Company's agreement to negotiate a new license for limited territories with the Note Purchaser.  The $150,000 payment was included in the Other Expense line in the statement of operations for the year ended December 31, 2009.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.  These weaknesses include (a) weak segregation of cash duties (such as expenses did not have adequate approval, bank reconciliations were not approved, etc.), (b) journal entries not approved by a non-preparer, (c) documentation, including signed contracts, (d) inadequately supported various transactions, and (e) inadequate internal technical expertise related to GAAP and SEC issues and regulations.  As a result of these weaknesses, and the difficulties encountered in the preparation of financial statements and footnotes, management determined that the Company’s internal controls were not effective.  Many of these material weaknesses were a result of the Company’s lack of sufficient resources in its accounting department, a challenge that is likely to continue until the Company is in a financial position that it believes warrants adding additional resources.  In light of these material weaknesses, we have taken the actions described below.

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

•
utilized, as needed, a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances

As a result of the Company’s actions described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as wells as Midwest Renewable Energy, U.S. Water Services Utility Chemicals (the plaintiffs employer), and a company employee. The plaintiff claims that the defendants were negligent in not assuring that the manhole cover to the boiler being serviced by the plaintiff was depressurized so that the plaintiff could open the manhole cover in a safe manner.  The Company was performing services at Midwest Renewable Energy. The plaintiff is seeking reimbursement of $64,000 of medical bills, plus interest, plus punitive damages.  Due to the number of defendants and the difficulty of imputing liability by the plaintiff to the defendant, any losses incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The jury trial, originally scheduled for March 2010, is now expected to take place in the third quarter of 2010 or later.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  Depositions have taken place between all parties. At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company has claimed $2.8 million in these proceedings, and MRE has counterclaimed $42.1 million. which counterclaim we believe has absolutely no merit and which we intend to defend vigorously. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.

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

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Amended consulting agreement with add blue Consultoria Ltda. (incorporated by reference to our Form 10-Q filed on May 14, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 28, 2010	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan
Chief Financial Officer