Form 10-Q/A
period 2010-06-30
KL Energy Corp
filed 2010-09-28
CIK 1403548

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

KL Energy Corporation
Form 10-Q
For the Period Ended June 30, 2010

Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as initially filed with the Securities and Exchange Commission on August 11, 2010 (“Original Filing”), to revise certain disclosures in the documents previously filed based on comments from the Staff of the Securities and Exchange Commission.  These revised disclosures are for clarification purposes only and had no impact on the consolidated statements of operations, stockholders’ deficit, and cash flows for the periods presented.

Except for the aforementioned revised disclosures, this Form 10-Q/A continues to describe conditions as presented in the Original Filing.  This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. The Company believes there have been no events since the Original Filing that would represent a fundamental change in the information presented in the Original Filing.  Except as described above, all other information included in the Original Filing remains unchanged.

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	280,951	65,049
Trade receivables, net of allowance for doubtful accounts of $393,840 and $393,840, respectively	39,180	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	14,975	14,975
Prepaid expenses and other assets	266,763	138,765
Deferred issuance costs	45,000	135,000
Total Current Assets	707,903	389,823

Non-Current Assets
Property, Plant and Equipment, Net	2,643,848	3,501,197

Total Assets	$3,351,751	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current maturities of long-term debt	$1,712,566	$1,851,389
Current maturities of subordinated debt-related party	436,461	262,500
Accounts payable	1,647,404	1,672,156
Accounts payable-related parties	38,533	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	127,729	203,161
Other liabilities	843,120	770,052
Current liabilities of discontinued operations	316,431	356,970
Total Current Liabilities	6,762,832	6,805,050

Long-term debt, less current maturities	1,847	9,121
Subordinated debt-related party	70,000	297,500
Total Long-Term Debt	71,847	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 48,378,378 and 45,029,894 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	48,378	45,029
Additional paid-in capital	10,069,312	7,060,161
Accumulated deficit	(11,987,243)	(9,267,385)
Deficit attributable to KL Energy Corporation	(1,869,553)	(2,162,195)
Noncontrolling interest	(1,613,375)	(1,058,456)
Total Stockholders' Deficit	(3,482,928)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$3,351,751	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
			(Restated)
Revenue
Biofuel income		$-		$-		$120,000		$-

Total Revenue		-		-		120,000		-

Operating Expenses
Biofuel costs		-		-		60,000		-
General and administrative		722,058		453,950		1,636,894		2,960,555
Research and development		784,266		1,100,849		1,665,362		1,570,276
Total Operating Expenses		1,506,324		1,554,799		3,362,256		4,530,831

Other Income (Expense):
Other income		39,018		28,931		17,034		11,409
Interest income		29		1,743		747		44,330
Interest expense		(40,526)		(26,813)		(80,839)		(101,743)
Total Other Expense, Net		(1,479)		3,861		(63,058)		(46,004)

Loss from continuing operations, before tax		(1,507,803)		(1,550,938)		(3,305,314)		(4,576,835)
Income taxes		( -)		( -)		( -)		( -)

Loss from continuing operations, net of tax		(1,507,803)		(1,550,938)		(3,305,314)		(4,576,835)

Income (loss) from discontinued operations, net of tax		4,705		(20)		30,537		(12,000)

Net Loss		(1,503,098)		(1,550,958)		(3,274,777)		(4,588,835)

Less: Net loss attributable to noncontrolling interests		260,770		379,795		554,919		670,297

Net loss attributable to KL Energy Corporation	$	(1,242,328)	$	(1,171,163)	$	(2,719,858)	$	(3,918,538)

Net (Loss) Income Per Share, basic and diluted:
Loss from continuing operations attributable to KL Energy Corporation common stockholders	$	(0.03)	$	(0.04)	$	(0.07)	$	(0.15)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders		-		-		-		-
Net loss attributable to KL Energy Corporation common stockholders	$	(0.03)	$	(0.03)	$	(0.06)	$	(0.13)

Weighted Average Common Shares Outstanding		46,351,089		36,438,158		46,879,634		30,306,036

Amounts attributable to KL Energy Corporation common stockholders:
Loss from continuing operations, net of tax	$	(1,247,033)	$	(1,171,143)	$	(2,750,395)	$	(3,906,538)
Income (loss) from discontinued operations, net of tax		4,705		(20)		30,537		(12,000)
Net Loss	$	(1,242,328)	$	(1,171,163)	$	(2,719,858)	$	(3,918,538)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

	Common Stock		Stockholders'	Additional Paid-In	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit
Balance - December 31, 2009	45,029,894	45,029	-	7,060,161	(9,267,385)	(1,058,456)	(3,220,651)

Issuance of shares in private placements at $1.10 per share	3,045,454	3,046	-	3,346,954	-	-	3,350,000
Additional shares issued at $1.10 per share	303,030	303	-	(303)	-	-
Legal, professional and placement fees	-	-	-	(425,000)	-	-	(425,000)
Stock based compensation	-	-	-	87,500	-	-	87,500
Net loss attributed to noncontrolling interests	-	-	-	-	-	(554,919)	(554,919)
Net loss	-	-	-	-	(2,719,858)	-	(2,719,858)

Balance - June 30, 2010	48,378,378	48,378	$-	$10,069,312	$(11,987,243)	$(1,613,375)	$(3,482,928)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operating Activities
Net loss from continuing operations	$(3,274,778)	$(4,588,835)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	969,890	967,118
Allowance for doubtful accounts	-	450,215
Gain on sale of property, plant and equipment	(536)	-
Stock based compensation expense	87,500	-

Changes in current assets and liabilities:
(Increase) decrease in:
Trade receivables	(64,180)	(16,602)
Inventories	-	42,663
Prepaid expenses and other assets	(47,998)	384,667
Current assets of discontinued operations	-	427
Increase (decrease) in:
Accounts payable	(74,991)	(400,430)
Accrued payroll and other current liabilities	(2,365)	980,717
Net Cash Used In Operating Activities	(2,407,458)	(2,180,060)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(112,303)	(182,436)
Proceeds from the sale of property, plant and equipment	300	31291
Net Cash Used in Investing Activities	(112,003)	(151,145)

Cash Flows From Financing Activities
Payments from lines of credit and short-term borrowings	-	(250,000)
Proceeds from subordinated debt – related parties, net	-	-
Payments on subordinated debt - related parties, net	(53,539)	-
Payments on long-term debt principal	(226,098)	(620,725)
Issuance costs	(335,000)	(750,000)
Proceeds from issuance of common stock	3,350,000	4,000,000
Net Cash Provided by Financing Activities	2,735,363	2,379,275

Net Increase in Cash and Cash Equivalents	215,902	48,070

Cash and cash equivalents at beginning of period	65,049	698,101
Cash and cash equivalents at end of period	$280,951	$746,171

Supplemental Disclosures of Cash Flow Information
Interest paid	$56,610	$69,571
Prepaid issuance costs netted in equity	90,000	-
Insurance premium financed with debt	80,000	-
Conversion of accounts payable and accrued liabilities to common stock	-	860,225
Conversion of debt issuance costs payable to common stock	-	285,000
Settlement of accounts payable with debt	-	335,000

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

	As Previously
	Reported	Adjustment	As Restated
Net loss	$(1,550,958)	$-	$(1,550,958)
Net loss attributable to noncontrolling interests	$670,297	$(290,502)	$379,795
Net loss attributable to KL Energy Corporation	$(880,661)	$(290,502)	$(1,171,163)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)

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

Note 3 - Financing

On June 4, 2010, the Company received the final installment of an equity financing pursuant to Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the purchase agreement, the Company issued to this investor 681,818 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $675,000.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

Effective April 6, 2010, pursuant to the terms of a Securities Purchase Agreement with an accredited investor executed on January 6, 2010 and which agreement required pricing of these shares to be reduced to $1.10 per share based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, the Company issued to this investor an additional 363,636 shares of the Company’s common stock at $1.10 per share.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

 KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2010	2009
Identifiable Fixed Assets:
Engineering and management contracts	$425	$326
Biofuel research and development	7,410	7,402
Total	7,835	7,728
Accumulated depreciation	(5,191)	(4,227)
Total Identifiable Fixed Assets	$2,644	$3,501

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Engineering and management contracts	$-	$-	$-	$-
Biofuel	-	-	120	-
Total Revenues	$-	$-	$120	$-

Depreciation:
Engineering and management contracts	$14	$14	$29	$30
Biofuel	473	467	941	937
Total Depreciation	$487	$481	$970	$967

Interest Expense:
Engineering and management contracts	$26	$20	$44	$61
Biofuel	15	6	37	40
Total Interest Expense	$41	$26	$81	$101

Net Loss:
Engineering and management contracts	$(767)	$(481)	$(1,766)	$(2,717)
Biofuel	(475)	(690)	(954)	(1,202)
Net Loss	$(1,242)	$(1,171)	$(2,720)	$(3,919)

Reconciliation to Reported Amounts
Revenue - Reportable Segments	$-	$-	$120	$-
Eliminations/Other	-	-	-	-
Total Consolidated Revenues	$-	$-	$120	$-

Net Loss - Reportable Segments	$(1,242)	$(1,171)	$(2,720)	$(3,919)
Eliminations/Other	-	-	-	-
Total Consolidated Net Loss	$(1,242)	$(1,171)	$(2,720)	$(3,919)

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 - Contingencies (continued)

Litigation (continued)

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company has claimed $2.8 million in these proceedings, and MRE has counterclaimed $42.1 million, which counterclaim we believe has absolutely no merit and which we intend to defend vigorously. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the fourth quarter of 2010. No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The Company and MRE are currently waiting for the third arbitration claim and demand to begin.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Subsequent Events

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the Severance Agreement signed by the Company and the Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement.  The plaintiff has not requested specific damages but seeks awards for all compensatory, consequential, and pecuniary damages allegedly sustained by him for breach of contract, fraud, and deceit, breach of fiduciary duty, tortuous interference, and oppression plus interest and punitive damages.  At this time, any losses incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position.

On July 1, 2010, the Company received the final installment of the January 2010 Securities Purchase Agreement with John Buckens.  In lieu of issuing stock pursuant to that Purchase Agreement, the Company agreed to issue a $1.5 million Convertible Promissory Note for such investment which resulted in net proceeds to the Company of $1.425. This Note is non-interest bearing and is payable in full on February 11, 2020.  Pursuant to that Note, if the Company raises at least $15.0 million in equity financing prior to February 11, 2020, the outstanding Note principal will automatically convert into the Company’s common stock at a conversion rate of $1.10 per share (or 1,363,636 shares).

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

As a result of the Company’s actions described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

•	None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Form 10-Q filed on August 11, 2010).

10.1	Convertible Promissory Note with John Buckens, dated March 9, 2010 (incorporated by reference to our Form 10-Q filed on August 11, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

 * Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 28, 2010	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)