Form 10-Q
period 2010-09-30
KL Energy Corp
filed 2010-11-15
CIK 1403548

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 49,893,309 shares of common stock, $0.001 par value per share, outstanding on November 10, 2010.

KL Energy Corporation
Form 10-Q
For the Period Ended September 30, 2010

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$501,735	$65,049
Restricted cash	1,413,376	-
Trade receivables, net of allowance for doubtful accounts of $393,840 and $393,840, respectively	18,108	35,000
Accounts receivable - related parties	61,034	1,034
Inventories	55,100	14,975
Prepaid expenses and other assets	209,491	138,765
Deferred issuance costs	73,125	135,000
Total Current Assets	2,331,969	389,823

Non-Current Assets
Property, Plant and Equipment, Net	2,353,906	3,501,197

Total Assets	$4,685,875	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Current maturities of long-term debt	$1,608,163	$1,851,389
Current maturities of subordinated debt-related party	466,462	262,500
Accounts payable	1,675,235	1,672,156
Accounts payable-related parties	3,028	48,234
Billings in excess of costs and estimated earnings on uncompleted contracts	1,640,588	1,640,588
Accrued payroll	93,131	203,161
Other liabilities	552,639	770,052
Deferred income	1,537,900	-
Current liabilities of discontinued operations	316,431	356,970
Total Current Liabilities	7,893,577	6,805,050

Long-term debt, net of $1,201,295 discount at September 30, 2010	298,705	9,121
Subordinated debt-related party	-	297,500
Total Long-Term Debt	298,705	306,621

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 49,893,309 and 45,029,894 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	49,893	45,029
Additional paid-in capital	13,241,024	7,060,161
Accumulated deficit	(14,872,157)	(9,267,385)
Deficit attributable to KL Energy Corporation	(1,581,240)	(2,162,195)
Noncontrolling interest	(1,925,167)	(1,058,456)
Total Stockholders' Deficit	(3,506,407)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$4,685,875	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue
Project development services	$698,317	$-	$818,317	$-

Total Revenue	698,317	-	818,317	-

Operating Expenses
Project development services	362,607	-	422,607	-
General and administrative	396,155	810,692	2,033,049	3,446,438
Research and development	650,658	1,077,873	2,316,020	2,972,958
Acquisition of licensing rights	2,153,990	-	2,153,990	-
Total Operating Expenses	3,563,410	1,888,565	6,925,666	6,419,396

Loss from Operations	(2,865,093)	(1,888,565)	(6,107,349)	(6,419,396)

Other Income (Expense):
Other income	3,522	25,182	20,556	36,591
Interest income	427	497	1,174	44,827
Interest expense	(335,562)	(63,807)	(416,402)	(165,551)
Total Other Expense, Net	(331,613)	(38,128)	(394,672)	(84,133)

Loss from continuing operations, before tax	(3,196,706)	(1,926,693)	(6,502,021)	(6,503,529)
Income taxes	-	-	-	-
Loss from continuing operations, net of tax	(3,196,706)	(1,926,693)	(6,502,021)	(6,503,529)

Income (loss) from discontinued operations, net of tax	-	-	30,538	(12,000)

Net Loss	(3,196,706)	(1,926,693)	(6,471,483)	(6,515,529)

Net (income) loss attributable to noncontrolling interests	311,792	210,414	866,711	880,711

Net Loss Attributable to KL Energy Corporation	$(2,884,914)	$(1,716,279)	$(5,604,772)	$(5,634,818)

Net (Loss) Income Per Share, basic and diluted:
Loss from continuing operations attributable to KL Energy Corporation common stockholders	$(0.06)	$(0.04)	$(0.12)	$(0.16)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net loss attributable to KL Energy Corporation common stockholders	$(0.06)	$(0.04)	$(0.12)	$(0.16)

Weighted Average Common Shares Outstanding	48,871,331	41,319,327	47,549,023	34,192,821

Amounts attributable to KL Energy Corporation common stockholders:
Loss from continuing operations, net of tax	$(2,884,914)	$(1,716,279)	$(5,635,310)	$(5,622,818)
Income (loss) from discontinued operations, net of tax	-	-	30,538	(12,000)
Net Loss	$(2,884,914)	$(1,716,279)	$(5,604,772)	$(5,634,818)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2009	45,029,894	$45,029	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)
Issuance of shares in private placements at $1.10 per share	3,348,484	3,349	3,346,651	-	-	3,350,000
Legal, professional and placement fees	-	-	(470,000)	-	-	(470,000)
Debt discount on convertible promissory note	-	-	1,495,000	-	-	1,495,000
Stock based compensation	14,931	15	160,712	-	-	160,727
Issuance of shares for purchase of technology licensing rights	1,500,000	1,500	1,648,500	-	-	1,650,000
Net loss attributable fo noncontrolling interests	-	-	-	-	(866,711)	(866,711)
Net loss	-	-	-	(5,604,772)	-	(5,604,772)
						-
Balance - September 30, 2010	49,893,309	$49,893	$13,241,024	$(14,872,157)	$(1,925,168)	$(3,506,407)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net loss	$(6,471,483)	$(6,515,529)
Adjustments to reconcile net loss by cash used in operating activities:		-
Depreciation	1,381,474	1,425,717
Allowance for doubtful accounts	-	437,831
Loss (gain) an sale of assets	(419)	9,018
Stock based compensation expense	160,727	-
Issuance of stock for licensing rights	1,650,000	-
Amortization of debt discount	293,705	-
Amortization of debt issuance cost	1,875	-
Changes in current assets and liabilities:
(Increase) decrease in:
Receivables	(43,109)	28,337
Inventories	(40,125)	45,511
Prepaid expenses and other assets	9,274	422,649
Increase (decrease) in:
Accounts payable	(82,665)	(389,422)
Deferred income	1,537,900	-
Accrued payroll and other liabilities	(327,443)	1,098,613
Net Cash Provided by (Used In) Operating Activities	(1,930,289)	(3,437,275)

Cash Flows From Investing Activities
Purchases of property, plant and equipment
Proceeds from the sale of fixed assets	(234,363)	(143,050)
Net Cash Provided by (Used in) Investing Activities	600	31,291
	(233,763)	(111,759)
Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(332,348)	(250,000)
Payments on subordinated debt - related parties, net	(93,538)	-
Payments on long-term debt principal	-	(839,418)
Proceeds from convertible debt	1,500,000	-
Debt issuance costs	(75,000)	-
Legal, professional and placement fees	(335,000)	(840,000)
Proceeds from issuance of common stock	3,350,000	5,000,000
Net Cash Provided by (Used in) Financing Activities	4,014,114	3,070,582

Net Increase (Decrease) in Cash and Cash Equivalents	1,850,062	(478,452)

Cash and cash equivalents at beginning of period	65,049	698,101
Cash and cash equivalents at end of period	$1,915,111	$219,649

Supplemental Disclosures of Cash Flow Information
Interest paid	$85,803	80,469
Conversion of accounts payable and accrued liabilities to common stock	-	1,012,725
Conversion of deferred issuance costs payable to common stock	-	285,000
Settlement of accounts payable with debt	-	335,000
Insurance premium financed with debt	80,000	47,153
Debt discount	1,495,000	-

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

A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. Through WBE, we have designed, constructed and operated what we believe to be one of the first second-generation CBE demonstration plants in the United States. The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year.  This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.

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

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.  Specifically, in the statement of operations, we reclassified approximately $183,000 and $508,000 of expenses in the three and nine months ended September 30, 2009, respectively, that were previously included in general and administrative expenses but that were more appropriately includable in research and development expenses.

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

Restricted Cash

Restricted cash includes cash received from Petrobras Americas, Inc. (“Petrobras”) to be used for the projects included in the Joint Development Agreement between the Company and Petrobras.

Revenue and Cost Recognition

Revenue from  joint development and funded research arrangements are accounted for using the proportional performance method under which revenue is recognized in proportion to the services or activities incurred under such agreements.    If estimated total costs on this contract indicate a loss, we charge the entire estimated loss to operations in the period in which the loss becomes known. The cumulative effect of revisions to revenue, and estimated costs to complete this contract, are recorded in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated.  Amounts billed in excess of revenue recognized are included in deferred income.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Significant Accounting Policies (continued)

Significant Accounting Policies (continued)

Revenue and Cost Recognition (continued)

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

Revenue and Cost Recognition (continued)

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

Long-Lived Assets

Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to five years except for leasehold improvements which are amortized over the lease term.

Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.   Depreciation commences when the construction activity is completed and the additional assets are available for use.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 2 - Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	September 30,	December 31,
	2010	2009
Plant and Plant Equipment	$7,401,564	$7,402,413
Office Furnishings and Equipment	409,426	274,103
Vehicles	51,698	51,698
Construction in progress	93,448	-
	7,956,136	7,728,214
Less Accumulated Depreciation	(5,602,230)	(4,227,017)
Total Property, Plant, and Equipment, Net	$2,353,906	$3,501,197

Note 3 - Financing

Debt Financing

On July 1, 2010, the Company received the final installment of the January 6, 2010 Securities Purchase Agreement with an accredited investor.   Pursuant to the terms of the Purchase Agreement, the Company received $1.5 million before expenses on January 6, 2010, representing 50% of this investor’s commitment to purchase 2,000,000 shares of the Company’s common stock, and the investor will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.)  In lieu of issuing stock pursuant to that Purchase Agreement, the Company agreed to issue a $1.5 million Convertible Promissory Note on July 1, 2010 for such investment which resulted in net proceeds to the Company of $1.425 million. This Note is non-interest bearing and is payable in full on February 11, 2020.  Pursuant to this Note, if the Company raises at least $15.0 million in equity financing prior to February 11, 2020, the outstanding Note principal will automatically convert into the Company’s common stock at a conversion rate of $1.10 per share (or 1,363,636 shares).  The Note holder also has the right to convert this Note into the Company’s common stock at any time at a conversion rate of $1.10 per share.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Financing (continued)

Debt Financing (continued)

Imputing interest at the rate of 18%, this Note had a fair value of $286,597 at the measurement date resulting in a debt discount of $1,213,403.  In addition, this Note was considered to have a beneficial conversion feature because the effective conversion price was less than the last quoted market price at the time of issuance.  However, the intrinsic value of the beneficial conversion feature exceeded the proceeds allocated to the convertible debt.  As such, the amount of debt discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt of $286,597.  Both discounts are being amortized to interest expense, using the interest method, over the expected 10-year life of the Note.  Debt issuance costs of $75,000 were charged to deferred expense and are being amortized to interest expense over the expected 10-year life of the Note.

Equity Financing

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Net Loss Per Common Share

Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three and nine months ended September 30, 2010 and 2009, stock warrants for 3,125 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.  For the three and nine months ended September 30, 2010, stock options for 198,307 shares, and 29,862 unvested restricted shares, of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.  There were no other stock warrants or options issued or outstanding as of September 30, 2010.

Note 5 - Operations

Petrobras Agreement

Effective August 23, 2010, Petrobras Brasileiro Ltda., through its subsidiary Petrobras America, Inc. ((“Petrobras”), entered into a Joint Development Agreement (“JDA”) with the Company to jointly optimize our proprietary cellulosic ethanol process technology for sugarcane bagasse feedstock (“Bagasse”).  The latest generation of the Company’s process design provides for substantial enhancements over the first generation, implemented in 2008 at the Company’s demonstration plant in Upton, Wyoming using Ponderosa Pine feedstock, including the ability to be optimized for multiple feedstocks.

As part of this agreement, Petrobras will provide up to $11.0 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  In parallel, Petrobras and KLE will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013 and capable of producing 15 million liters per year.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

For the three and nine months ended September 30, 2010, approximately $662,000 of revenue, and approximately $366,000 of expenses, related to the JDA have been included in the consolidated statements of operations.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2010, the Company has incurred significant annual net losses and at September 30, 2010 and December 31, 2009, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $5.6 million and $6.4 million, respectively.  At September 30, 2010, total liabilities exceeded total assets by approximately $3.6 million.  The first generation ethanol industry, in which the Company has historically operated, continues to face significant challenges including increased construction costs, limited availability of debt and equity financing and a reduction in public and governmental support.

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

Operating results from discontinued operations were income (loss) of approximately $0 and $0 during the three months ended September 30, 2010 and 2009, respectively, and income (loss) of approximately $31,000 and ($12,000) during the nine months ended September 30, 2010 and 2009, respectively.   At September 30, 2010 and 2009, these businesses had no assets and the only liabilities were accounts payable of $316,431 and $356,970, respectively.

Note 6 –Debt

Short-Term Borrowing Arrangements

The Company had approximately $38,000 and $44,000 in credit card liability at September 30, 2010 and December 31, 2009, respectively, which are also guaranteed by certain shareholders. These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.  These liabilities are being reduced monthly.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 –Debt (continued)

Subordinated Debt – Related Parties

The Company has a subordinated secured note payable to a Company shareholder totaling $466,462 and $560,000 at September 30, 2010 and December 31, 2009, respectively.  This note includes interest at a variable rate, which was 5.0% at September 30, 2010 and December 31, 2009, respectively, with interest paid quarterly.  Prior to February 2009, this note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning in September 2009, over a 60-month term. The principal payments are scheduled to be $120,000 in 2010, 2011, 2012, 2013, respectively, and $80,000 in 2014.   As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable.  In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.  Since December 31, 2009, an additional $242,500 has been classified as currently payable. Total current maturities and the balance on this note as of September 30, 2010 was $466,462.

Long-Term Debt

Long-term debt consists of the following as of:

	September 30,	December 31,
	2010	2009

Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning M arch 2010 with any remaining unpaid principal and interest due March 2011, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,302,946	$1,394,043

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from M ay 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.	35,000	160,000

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice.	250,000	250,000

Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.	-	30,605

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.	-	6,767

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	11,965	19,095

Note payable to First Insurance Funding Corporation for payment of director and officer insurance premiums, payable in monthly installments of $3,692, including interest at 8.4%.	8,253	-

Subordinated note payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest be ginning September 2009 and 5% of equity financings after February 2009.	466,462	560,000

Convertible promissory note of $1.5 million at 0% interest; payable to an acrredited investor and due on February 11, 2020 or, if the Company raises $15 million in equity financing, automatically converitble into into Company common stock at the conversion price of $1.10 per share	1,500,000	-

Convertible promissory note debt discount	(1,201,295)	-

Subtotal	$2,373,331	$2,420,510
Less current maturities of long-term debt	(2,074,626)	(2,113,889)
Total Long-Term Debt	$298,705	$306,621

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

Note 8 - Segment Information

As of September 30, 2010, the Company manages its business and aggregates its operational and financial information in accordance with five reportable segments. The Project Development Services segment provides economic and technical feasibility studies, including feedstock testing, to third party customers. The Biofuel Products segment includes the sale of ethanol, lignin and other CBE by-products.  The Engineering Services segment provides basic engineering and design services for CBE facilities.  The Technology Licensing segment provides license and royalty revenues from the licensing of our proprietary technology.  The Biofuel Research and Development segment provides CBE facility and product research and primarily consists of the WBE facilities and related expenses.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Project development services	$698	$-	$818	$-
Biofuel products	-	-	-	-
Engineering services	-	-	-	-
Technology licensing	-	-	-	-
Biofuel research and development	-	-	-	-
Total Revenues	$698	$-	$818	$-

Depreciation:
Project development services	$17	$2	$46	$32
Biofuel products	-	-	-	-
Engineering services	-	-	-	-
Technology licensing	-	-	-	-
Biofuel research and development	394	457	1,335	1394
Total Depreciation	$411	$459	$1,381	$1,426

Interest Expense:
Project development services	$303	$64	$347	$82
Biofuel products	-	-	-	-
Engineering services	-	-	-	-
Technology licensing	-	-	-	-
Biofuel research and development	32	-	69	84
Total Interest Expense	$335	$64	$416	$166

Net Loss Attributable to KL Energy Corporation:
Project development services	$(2,265)	$(923)	$(4,031)	$(3,640)
Biofuel products	-	-	-	-
Engineering services	-	-	-	-
Technology licensing	-	-	-	-
Biofuel research and development	(620)	(793)	(1,574)	(1,995)
Net Loss Attributable to KL Energy Corporation:	$(2,885)	$(1,716)	$(5,605)	$(5,635)

Reconciliations to Reported Amounts
Revenue - Reportable Segments	$698	$-	$818	$-
Eliminations/Other	-	-	-	-
Total Consolidated Revenue	$698	$-	$818	$-

Net Loss - Reportable Segments	$(2,885)	$(1,716)	$(5,605)	$(5,635)
Eliminations/Other	-	-	-	-
Total Consolidated Net Loss	$(2,885)	$(1,716)	$(5,605)	$(5,635)

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

Components of noncontrolling interests are as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)
Beginning of period	$(1,058,456)	$193,399

Net loss attributable to noncontrolling interests	(866,711)	(1,251,855)

End of period	$(1,925,167)	$(1,058,456)

Note 10 - Contingencies

Litigation

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the Severance Agreement signed by the Company and the Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement.  The plaintiff has not requested specific damages but seeks awards for all compensatory, consequential, and pecuniary damages allegedly sustained by him for breach of contract, fraud, and deceit, breach of fiduciary duty, tortuous interference, and oppression plus interest and punitive damages.  At this time, the Company believes these claims are unfounded and any losses that might be incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Contingencies (continued)

Litigation (continued)

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as wells as Midwest Renewable Energy, U.S. Water Services Utility Chemicals (the plaintiffs employer), and a company employee. The plaintiff claims that the defendants were negligent in not assuring that the manhole cover to the boiler being serviced by the plaintiff was depressurized so that the plaintiff could open the manhole cover in a safe manner.  The Company was performing services at Midwest Renewable Energy. The plaintiff is seeking $1.2 million for reimbursement of medical bills plus interest plus punitive damages.  Due to the number of defendants and the difficulty of imputing liability by the plaintiff to the defendant, any losses incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position. The jury trial is expected to be concluded in the latter half of November 2010.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG to MRE.  DSG alleges that KL and MRE are responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE.  A trial is currently scheduled for March 2011.  At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, but plans to vigorously defend its position.

On June 30, 2009, a lawsuit was brought against the Company, certain subsidiaries, and certain current and past officers in the District Court of Lincoln County, Nebraska.  The plaintiff is Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE").  MRE previously engaged the Company to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities.  The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, Company filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit.  In November 2009, the Court ruled for the Company and issued an order to compel arbitration. The Company has claimed $2.8 million in these proceedings, and MRE has counterclaimed $42.1 million, which counterclaim we believe has absolutely no merit and which we intend to defend vigorously. The arbitration proceedings for two of the three arbitrations have begun and are expected to conclude in the first quarter of 2011. No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position.

The Company may be subject to various claims and legal actions arising in the ordinary course of business from time to time. The Company maintains insurance to cover certain such actions.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Related Parties

add blue Agreements

On September 1, 2010, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with add blue Consultoria Ltda., a foreign company organized under the laws of Brazil (“Add Blue”) from which we retained the services of our Company President and CEO who is also an owner of Add Blue.  The Collaboration Agreement amends and restates and supersedes all prior agreements between the two parties are replaced.  Pursuant to the Collaboration Agreement, Add Blue expressly waived any and all rights throughout the world that it may have in respect to any and all of the Company’s intellectual property, whether obtained through the prior agreements or otherwise.  In addition, the Collaboration Agreement provides for the cancellation and termination of an option previously granted by Add Blue to the Company to purchase 20% of its equity.  The Collaboration Agreement also provides for payments by the Company to Add Blue, between September 2010 and August 2011 and based on the achievements of certain milestones in respect of customer payments to the Company aggregating up to $2,583,000  for the acquisition of add blue’s territorial licensing rights to the Company’s proprietary technology. ..  For the three and nine months ended September 30, 2010, approximately $2.2 million of expense, comprised of approximately $.5 million in cash and $1.7 million in stock, has been included in the consolidated statement of operations.

The Company also agreed to issue to Add Blue 1,500,000 shares of the Company’s common stock by September 30, 2010, subject to the satisfaction of any and all applicable securities laws and other regulations in respect of the stock issuance.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.

The Company and Add Blue also agreed to form a Brazilian subsidiary (“Newco”) by November 30, 2010, which Newco would be formed to commercialize certain of the Company’s intellectual property.  Newco shall be owned 60% by the Company and 40% by Add Blue (the “Add Blue Equity Interest”).  The Company will have an option to acquire the Add Blue Equity Interest, exercisable at its sole discretion, by issuing to Add Blue 1,000,000 shares of the Company’s common stock.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.

In March 2010, the Company entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of services by Peter Gross as CEO and President of the Company and its subsidiaries.  During the three and nine months ended September 30, 2010, fees paid to add blue Consultoria Ltda. were approximately $40,000 and $128,000, respectively.  On September 1, 2010, the Company signed a Master Collaboration Agreement with add add blue Consultoria Ltda. which provided for payments, based on meeting certain criteria during the nine month period ending approximately June 30, 2011, aggregating approximately $2.6 million in cash

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Related Parties (continued)

Other Related Party Agreements

Pursuant to its agreement with the Company, Pelly Management, Inc. (“Pelly”) provided financial advisor services and received fees of $75,000 and $410,000 for the three and nine months ended September 30, 2010, respectively and $0 and $400,000 for the three and nine months ended September 30, 2009, respectively.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the three months ended September 30, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were approximately $36,000 and $36,000, $40,000 and $38,000, and $42,000 and $18,000, respectively.  During the nine months ended September 30, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were approximately $109,000 and $93,000, $113,000 and $75,000, and $119,000 and $18,000, respectively.

As approved by the Board of Directors on March 2, 2010, a Director’s fee of $18,000 per annum will be awarded to all serving non-executive and non-consulting directors.  However, payment of such fees will be deferred until approved by the Board. As of the date of this report, Alain Vignon was the only Non-Executive, Non-Consulting director and $36,000 has been accrued for his services from his appointment in October 2008 through September 2010.

 Note 12 – Share Based Compensation

Effective July 1, 2010, and pursuant to the Company’s 2009 Equity Incentive Plan, 119,518 incentive stock options were awarded to employees and 44,794 restricted stock grants were awarded to consultants.  The grant date and exercise price of $1.10 per share for each award represents the effective price at which all private placement sales have been transacted since October 2009.  All such awards became one-third vested on July 1, 2010 and the remaining two-thirds vest evenly on July 1, 2011 and July 1, 2012. The fair value of these awards was approximately $176,000.

On March 2, 2010, the Company issued to a former executive an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued to Mr. Corcoran pursuant to Regulation D of the Securities Act of 1933, as amended.  The fair value of this option was $87,500 and this amount is included in general and administrative expense in the consolidated statements of operations.

Effective January 1, 2010, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), now codified in ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants.  Awards granted after that date are valued at fair value in accordance with the provisions of ASC 718 and recognized on a straight line basis over the service periods of each award.  We estimated forfeiture rates for the year based on historical experience.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation (continued)

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total cost of stock-based compensation charged against income before income taxes	$73,227	$-	$160,727	$-
Amount of income tax benefit recognized in earnings	-	-	-	-
Amount charged against net income	$73,227	$-	$160,727	$-

Impact on net income per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Stock-based compensation expense of approximately $161,000 for the nine months ended September 30, 2010 is reflected as general and administrative expense and research and development  expense of approximately $123,000 and $38,000, respectively, in the consolidated statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of stock options and restricted shares granted during 2010 using the Black-Scholes model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options and Restricted Stock:
Volatility	226.0%	-	232.0%	-
Risk-free interest rate	2.12%	-	1.51%	-
Expected term (years)	6.5	-	1.5 - 6.5	-
Dividend yield	0%	0%	0%	0%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation (continued)

A summary of the stock option activity for the three and nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-
Options granted	83,333	$1.10	2.9
Options forfeited		$-	-
Options expired		$-	-
Options exercised		$-	-
Outstanding at March 31, 2010	83,333	$1.10	2.9

Options granted	-	$-	-
Options forfeited	-	$-	-
Options expired	-	$-	-
Options exercised	-	$-	-
Outstanding at June 30, 2010	83,333	$1.10	2.7

Options granted	119,518	$1.10	9.8
Options forfeited	(4,544)	$1.10	-
Options expired	-	$-	-
Options exercised	-	$-	-
Outstanding at September 30, 2010	198,307	$1.10	6.7	$-

Exercisable at September 30, 2010	121,658	$1.10	5.8	$-

A summary of the status of our unvested option shares as of September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2009	-	$-
Options granted	-	$-
Options forfeited	-	$-
Options vested	-	$-
Unvested at March 31, 2010	-	$-

Options granted	83,333	$1.10
Options forfeited	-	$-
Options vested	(83,333)	$1.10
Unvested at June 30, 2010	-	$-

Options granted	119,518	$1.10
Options forfeited	(4,544)	$1.10
Options vested	(38,325)	$1.10
Unvested at September 30, 2010	76,649	$1.10

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation (continued)

A summary of the restricted stock activity for the three and nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-
Restricted shares granted	-	$-	-
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at March 31, 2010	-	$-	-
-
Restricted shares granted	-	$-	-
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at June 30, 2010	-	$-	-

Restricted shares granted	44,794	$1.10	10.0
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at September 30, 2010	44,794	$1.10	9.8	$-

Vested at September 30, 2010	14,931	$1.10	9.8	$-

A summary of the status of our unvested restricted stock shares as of September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2009	-	$-
Options granted	-	$-
Options forfeited	-	$-
Options vested	-	$-
Unvested at March 31, 2010	-	$-

Options granted	-	$-
Options forfeited	-	$-
Options vested	-	$-
Unvested at June 30, 2010	-	$-

Options granted	44,794	$1.10
Options forfeited	-	$-
Options vested	(14,931)	$1.10
Unvested at September 30, 2010	29,863	$1.10

As of September 30, 2010, there was approximately $103,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of September 30, 2010, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

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

A key part of our business model is the design of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. Through Western Biomass Energy, LLC (“WBE”), a majority-owned subsidiary of ours, we have designed, constructed and operated what we believe to be one of the first second-generation CBE demonstration plants in the United States. The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate commercially with a capacity of approximately 1.5 million gallons of CBE per year. This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design our first commercial (and possibly second) CBE facility. In addition, we intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries like CHP plants, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

•  Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hard woods, soft woods and agricultural waste.  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

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

Significant Developments

Recent Agreements

add blue Agreements

On September 1, 2010, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with add blue Consultoria Ltda., a foreign company organized under the laws of Brazil (“Add Blue”) from which we retained the services of our Company President and CEO who is also an owner of Add Blue.  The Collaboration Agreement amends and restates and supersedes all prior agreements between the two parties are replaced.  Pursuant to the Collaboration Agreement, Add Blue expressly waived any and all rights throughout the world that it may have in respect to any and all of the Company’s intellectual property, whether obtained through the prior agreements or otherwise.  In addition, the Collaboration Agreement provides for the cancellation and termination of an option previously granted by Add Blue to the Company to purchase 20% of its equity.  The Collaboration Agreement also provides for payments by the Company to Add Blue, between September 2010 and August 2011 and based on the achievements of certain milestones in respect of customer payments to the Company aggregating up to $2,583,000  for the acquisition of add blue’s territorial licensing rights to the Company’s proprietary technology. .  For the three and nine months ended September 30, 2010, approximately $2.2 million of expense, comprised of approximately $.5 million in cash and $1.7 million in stock, has been included in the consolidated statement of operations.

The Company also agreed to issue to Add Blue 1,500,000 shares of the Company’s common stock by September 30, 2010, subject to the satisfaction of any and all applicable securities laws and other regulations in respect of the stock issuance.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.

The Company and Add Blue also agreed to form a Brazilian subsidiary (“Newco”) by November 30, 2010, which Newco would be formed to commercialize certain of the Company’s intellectual property.  Newco shall be owned 60% by the Company and 40% by Add Blue (the “Add Blue Equity Interest”).  The Company will have an option to acquire the Add Blue Equity Interest, exercisable at its sole discretion, by issuing to Add Blue 1,000,000 shares of the Company’s common stock.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.

Effective August 23, 2010, Petrobras Brasileiro Ltda., through its subsidiary Petrobras America, Inc. ((“Petrobras”), entered into a Joint Development Agreement (“JDA”) with the Company to jointly optimize our proprietary cellulosic ethanol process technology for sugarcane bagasse feedstock (“Bagasse”).  The latest generation of the Company’s process design provides for substantial enhancements over the first generation, implemented in 2008 at the Company’s demonstration plant in Upton, Wyoming using Ponderosa Pine feedstock, including the ability to be optimized for multiple feedstocks.  As part of this agreement, Petrobras will provide up to US$ 11 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  In parallel, Petrobras and KLE will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013 and capable of producing 15 million liters per year.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

On September 24, 2010, KL Energy Corporation (the “Company”) entered into a Termination Agreement (the “Termination Agreement”) with Greenext Energy Europe S.A, a foreign corporation organized under the laws of Luxembourg (“Greenext”).  The Termination Agreement provides for the termination of that certain sublicense previously granted to Greenext, and all rights and licenses thereunder (the “Sublicense”), with respect to the technology subject to that certain Technology License Agreement dated March 6, 2008 (the “License”) by and between KL Process Design Group, LLC (the Company’s predecessor company) and O2Diesel Europe, Plc.  As consideration, the Company agreed to pay Greenext a termination fee of €40,000 (approximately $54,000). Greenext and its holding company, Pike S.A., also agreed to be sold and Greenext agreed to change its name, the occurrence of which will trigger an obligation by the Company to make a payment of €5,000 (approximately $7,000) the owner of the companies.

Recent Financing

Our recent financings are described in Note 3 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

Subsequent Events

Not applicable.

Critical Accounting Policies and Estimates:

Restricted Cash

Restricted cash includes cash received from Petrobras Americas, Inc. (“Petrobras”) to be used for the projects included in the Joint Development Agreement between the Company and Petrobras.

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

Long-Lived Assets

Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to five years except for leasehold improvements which are amortized over the lease term.

Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.   Depreciation commences when the construction activity is completed and the additional assets are available for use.

Revenue and Cost Recognition

Revenue from joint development and funded research arrangements are accounted for using the proportional performance method under which revenue is recognized in proportion to the services or activities incurred under such agreements. If estimated total costs on this contract indicate a loss, we charge the entire estimated loss to operations in the period in which the loss becomes known. The cumulative effect of revisions to revenue, and estimated costs to complete this contract, are recorded in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated.  Amounts billed in excess of revenue recognized are included in deferred income.

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

Share Based Compensation

We follow the guidance in FASB Topic 718 related to share-based payments to recognize all grants of stock options in our financial statements based upon their respective grant date fair values.  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options.  The Black-Scholes model meets the requirements of FASB Topic 718 but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  We use a historical volatility rate on our stock options.  The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share.  Because its stock is thinly traded, the Company does not believe that quotations for our common stock, as reported on the OTC Bulletin Board prior to the Company being deleted in March 2010, particularly at December 31, 2009, are indicative of the market value of the business.  If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Liquidity and Capital Resources

At September 30, 2010, the Company had approximately $2.3 million of total current assets which primarily consisted of approximately $1.9 million in cash and cash equivalents (of which approximately $1.4 million was restricted for use on the Petrobras project), $79,000 of receivables, $55,000 of inventories,  approximately $209,000 of prepaid insurance, legal and project expenses, and $73,000 in debt issuance costs.  In addition, we had approximately $2.4 million of net property, plant and equipment.  Our total assets as of September 30, 2010 were approximately $4.7 million.   With $7.9 million of total current liabilities, the Company had negative working capital of approximately $5.6 million at September 30, 2010.

We received additional gross proceeds from private placements of approximately $1.5 million in January 2010, $500,000 in March 2010, $600,000 in May 2010, $750,000 in June 2010 and $1.5 million in July 2010 to fund operating activities and allow all borrowing commitments to remain current.  These transactions are described in Note 3 and Note 12 of the Notes to Consolidated Financial Statements. We expect to rely on funds raised from these recent private placements, as well as future equity and debt offerings, to implement our growth plan and meet our liquidity needs going forward. We continue to seek additional financing but are not certain whether any such financing would be available on terms acceptable to us, if at all.

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

Line of Credit; Loans

The Company and certain WBE members are guarantors for, and the Company is funding payments with respect to, a note payable by WBE to Security National Bank of $1,302,946 at September 30, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to amendments executed during the first quarter of 2009 and 2010, principal and interest payments of $17,560 were required to be made from March 2009 until the current maturity date of March 2011.  This loan’s maturity may be extended on an annual basis if the Company is in compliance with the note terms. As of the date of this report, the Company is in compliance with these terms.  This note bears interest at 6.5% and is secured by substantially all of the assets of WBE.  The Company has no significant debt covenants for any of its debt.

We had a subordinated secured note payable to a current shareholder and former officer of the Company totaling $600,000 at December 31, 2008.  This note had a variable interest rate, which was 5.0% at June 30, 2010 and December 31, 2009, with interest paid quarterly.  Prior to February 2009, this note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month beginning September 2009 over a 60 month term. The principal payments are scheduled to be $120,000 in each of 2010, 2011, 2012, 2013, and $26,461 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, the Company is obligated to pay 5% of the proceeds towards principal payments on this note.  Since December 31, 2009, an additional $242,500  has been classified as currently payable. Total current maturities and the balance on this note as of September 30, 2010 were $466,462.

The Company also has a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and has been temporarily waived by Lansing Securities until further notice.

In June 2009, the Company negotiated a repayment of its overdue payables to Hermanson Egge, a vendor that supplied construction services to WBE.   The repayment arrangement is unsecured, requires no interest payments and includes the following schedule of payments:  $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.  Up to $75,000 of this payable may be reduced in exchange for the Company engaging Hermanson Egge to provide future engineering services with scheduled completion and payment dates not later than December 1, 2010.  The balance of this obligation at September 30, 2010 was $35,000.

Additional current liabilities of approximately $5.8 million consist of accounts payable of approximately $1.7 million (of which approximately $3,000 was to related parties), billings in excess of costs and estimated earnings on uncompleted contracts of approximately $1.6 million, and accrued liabilities of $646,000 (primarily consisting of approximately $93,000 of payroll related expenses, an estimated $119,000 for consulting and engineering services provided by Niton Capital, an estimated $93,000 for accrued legal and audit fees and approximately $387,000 for other accrued liabilities), approximately $1.5 million of deferred income for Petrobras projects, and approximately $316,000 representing liabilities of the discontinued operations of KLM, KLHC and Patriot.

Long-term debt of approximately $299,000 at September 30, 2010 represents the net of a $1.5 million convertible promissory note, issued, to the Company on July 1, 2010, and the related debt discount of approximately $1.2.  This transaction is described in Note 3 of the Notes to Consolidated Financial Statements.  Our total liabilities were approximately $8.2 million as of September 30, 2010.

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

We have provided substantial funding for WBE, a 64% owned subsidiary of ours, relating to the development of our cellulosic technology.  As of September 30, 2010 and December 31, 2009, WBE owed us approximately $9.5 million and $8.8 million, respectively.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash Flow – Operating Activities

As a result of the Company’s history of losses, our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations in 2010. Whether we have positive cash flow in 2011 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects (expected to start as early as the last quarter of 2010) and any facility improvement contracts for GBE plants and other operational revenue.  A significant piece of our business is still in the research and development phase and we expect to continue to incur losses until we are able to license our technology for third party projects or raise financing for our own projects.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process.  We have also re-focused our human and financial resources towards the goal of being a technology provider and eliminated positions that are not critical to this business mission.

During the nine months ended September 30, 2010, our operating activities used a net of approximately $2.0 million of cash. This reflected a loss of approximately $6.5 million from continuing operations, increases in receivables ($43,000), inventories ($40,000), and decreases in accounts payable ($83,000) and accrued liabilities ($327,000 of which $300,000 represented the reversal of previous accruals for estimated services from Niton) which were largely offset by approximately $5.0 million in cash flows provided by depreciation ($1.4 million), stock based compensation ($161,000), issuance of stock for licensing rights ($1.6 million), amortization of debt discount and issuance costs pertaining to the Convertible Promissory Note ($296,000), prepaid expenses and other current assets ($9,000)  and deferred income related to the Petrobras project ($1.5 million).

During the nine months ended September 30, 2009, our operating activities used a net of approximately $3.4 million of cash. This primarily reflected a net loss of approximately $6.5 million from continuing operations, decreases in trade receivables ($28,000), accounts payable ($389,000), inventories ($46,000) and prepaid expenses and other assets ($423,000) which were largely offset by cash flows provided by depreciation ($1.4 million), increases in the allowance for doubtful accounts ($438,000), accrued payroll and other liabilities ($1.1 million – primarily an estimated $510,000 for consulting and engineering services provided by Niton Capital, current liabilities of discontinued operations $161,000, and decreases in prepaid expenses and other current assets ($385,000 – primarily the reductions in deferred issuance costs and prepaid insurance).

Net Cash Flow - Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2010 of approximately $234,000 increased by approximately $122,000 over investing activities in the nine months ended September 30, 2009.  This increase was the primarily a result of higher purchases of equipment for the WBE facility and the Company’s research and development laboratory.

Net Cash Flow – Financing Activities

Net cash provided by our financing activities was approximately $4.0 million for the nine months ended September 30, 2010. During this period, we received approximately $3.4 million in gross proceeds from the private placement of common stock and $1.425 million in proceeds, net of $75,000 in debt issuance costs, from convertible debt offset by approximately $335,000 in legal, professional and placement fees, and approximately $426,000 of net reductions in short-term borrowings and subordinated debt – related parties.  Net cash provided by our financing activities for the nine months ended September 30, 2009 was approximately $3.1 million. During this period, we received $5.0 million in gross proceeds from the private placement of common stock offset by $840,000 in legal, professional and placement fees and approximately $1.1 million of net reductions in short-term borrowings and long-term debt.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenue

In the three months ended September 30, 2010, the Company recognized approximately $698,000 of project development services revenue primarily consisting of approximately $36,000 in biofuel feedstock testing income and approximately $662,000 of recognized revenue on the Petrobras project.  The Company did not record any revenue for the three months ended September 30, 2009 which was primarily due to the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008 and it also reflects our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $3.6 million, in the three months ended September 30, 2010, were approximately $1.7 million higher than the comparable period in the prior year.  The primary reasons for this increase were project development services costs of approximately $363,000 and $2.2 million in technology licensing acquisition costs offset by an approximately $415,000 decrease in general and administrative expenses and an approximately $427,000 decrease in research and development costs.

Project development services costs, primarily related to the Petrobras project and feedstock testing activities, were approximately $363,000 for the three months ended September 30, 2010.  These costs were $0 in the comparable period in the prior year as there were no engineering projects, due to the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008 and an absence of new contracts in 2009, or feedstock testing programs completed in 2009.

General and Administrative expense of approximately $396,000 for the three months ended September 30, 2010 was approximately $415,000 lower than the comparable 2009 period.  This decrease was primarily attributable to $329,000 of lower administrative expenses (due to lower staffing, advertising, travel and insurance costs, the inclusion of approximately $163,000 of  administrative personnel costs in project development services expenses and the reversal of $300,000 of previous accruals for estimated services from Niton), $41,000 of lower project expenses , and $59,000 of lower legal costs related to legacy litigation issues offset by $74,000 of higher audit and legal fees related to being a public company and $3,000 of higher business development costs.  In addition, approximately $163,000 of administrative personnel costs were included in project development services expenses in 2010.

Research and Development expense of approximately $651,000 for the three months ended September 30, 2010 was approximately $427,000 lower than the comparable 2009 period primarily due to reduced operations in 2010 and higher WBE plant maintenance costs in 2009.  In addition, approximately $510,000 of research and development personnel costs were included in project development services expenses in 2010.

Licensing rights expense of approximately $2.2 million represents add blue technology license rights buy-back ($1.5 million shares of KL stock at $1.10 per share ($1.65 million) plus cash of $450,000) and Greenext technology license rights buy-back of $54,000.

Other Income (Expense)

Other income was approximately $4,000 and $25,000 for the three months ended September 30, 2010 and 2009, respectively, and primarily includes several small government grants.

Interest income of approximately $427 for the three months ended September 30, 2010 was approximately $70 lower than the comparable 2009 period primarily as a result of lower invested cash balances.

Interest expense of approximately $336,000 for the three months ended September 30, 2010 was approximately $272,000 higher than the comparable 2009 period primarily as a result of the amortization of debt discount and issuance costs of approximately $294,000, as well as lower interest on the subordinated debt-related party and financed lab equipment and insurance policies, in 2010.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenue

In the nine months ended September 30, 2010, the Company recognized approximately $818,000 project development services revenue primarily consisting of approximately $156,000 in biofuel income from several feedstock testing programs and approximately $662,000 of recognized revenue on the Petrobras project.  The Company did not record any revenue for the nine months ended September 30, 2009 which was primarily due to the absence of feedstock testing programs as wells the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008.  These results also reflect our focus on research and the enhancement of our CBE technology.

Operating Expenses

Operating expenses of approximately $6.9 million in the nine months ended September 30, 2010 were approximately $506,000 higher than the comparable period in the prior year. The primary reasons for this increase were project development services costs of approximately $423,000 and $2.2 million in technology licensing acquisition costs offset by an approximately $1.4 million decrease in general and administrative expenses and an approximately $657,000 decrease in research and development costs.

Project development services costs were approximately $423,000 for the nine months ended September 30, 2010 primarily related to the Petrobras project and feedstock testing activities.  These costs were $0 in the comparable period in the prior year as there were no engineering projects, due to the discontinuance and/or work stoppage on existing contracts in the grain based ethanol business in the latter half of 2008 and an absence of new contracts in 2009, or feedstock testing programs completed in 2009.

General and Administrative expense of $2.0 million for the nine months ended September 30, 2010 was $1.9 million, or 49%, lower than the $3.4 million for the comparable period in the prior year.  This significant improvement was primarily attributable to $1.3 million of lower administrative expenses (due to lower staffing, advertising, travel,  insurance costs,  and the inclusion of approximately $163,000 of  administrative personnel costs in project development services expenses and the reversal of $300,000 of previous accruals for estimated services from Niton), $128,000 of lower audit and legal fees related to being a public company and $105,000 in lower project costs offset by a $99,000 increase in business development costs (due to an increase in consulting fees and travel expenses) and $50,000 of higher legal costs related to legacy litigation issues.

Research and Development expense of $2.3 million for the nine months ended September 30, 2010 was $657,000, or 7%, lower than the $3.0 million for the comparable period in the prior year.  This improvement was largely due to reduced operations in 2010 including a significant reduction in personnel and maintenance costs. Depreciation expense of approximately $1.3 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively, each represents approximately 57% of research and development expenses in these periods.

Licensing rights expense of approximately $2.2 million represents add blue technology license rights buy-back ($1.5 million shares of KL stock at $1.10 per share ($1.65 million) plus cash of $450,000) and Greenext technology license rights buy-back of $54,000.

Other Income (Expense)

Other income was approximately $21,000 and $37,000 of income for the nine months ended September 30, 2010 and 2009, respectively, and primarily includes government grants.

Interest income of approximately $1,000 for the nine months ended September 30, 2010 was approximately $44,000 lower than the comparable 2009 period primarily as a result of higher interest earned on overdue customer balances and higher invested cash balances in the first half of 2009.

Interest expense of approximately $416,000 for the nine months ended September 30, 2010 was approximately $251,000 higher than the comparable 2009 period primarily due to the amortization of Convertible Promissory Note debt discount and issuance costs of approximately $294,000, as well as absence of approximately $20,000 in interest fees on past due vendor balances and $2,000 interest paid on the line of credit the company held in the first quarter of 2009, offset by minor interest paid in 2010 on financed lab equipment and D&O insurance.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.  These weaknesses include (a) weak segregation of cash duties (such as expenses did not have adequate approval, bank reconciliations were not approved, etc.), (b) journal entries not approved by a non-preparer, (c) documentation, including signed contracts, (d) inadequately supported various transactions, and (e) inadequate internal technical expertise related to GAAP and SEC issues and regulations.  As a result of these weaknesses, and the difficulties encountered in the preparation of financial statements and footnotes, management determined that the Company’s internal controls were not effective.  Many of these material weaknesses were a result of the Company’s lack of sufficient resources in its accounting department, a challenge that is likely to continue until the Company is in a financial position that it believes warrants adding additional resources.  In light of these material weaknesses, we have taken the actions described below.

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

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the Severance Agreement signed by the Company and the Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement.  The plaintiff has not requested specific damages but seeks awards for all compensatory, consequential, and pecuniary damages allegedly sustained by him for breach of contract, fraud, and deceit, breach of fiduciary duty, tortuous interference, and oppression plus interest and punitive damages.  At this time, the Company believes these claims are unfounded and any losses that might be incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss but plans to vigorously defend its position.

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

Item 2.  Unregistered Sales of Equity Securities And Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Effective November 10, 2010, David Litzen, a Vice President and Chief Technology Officer for the Company, resigned from his position with KL Energy Corporation in order to pursue other interests.  Pursuant to a Separation and Release agreement related to this resignation, Mr. Litzen’s 4,356,336 shares, previously controlled by an Escrow Agreement, shall remain in escrow until the earlier of November 1, 2012 or upon attaining nameplate capacity in the first new commercial cellulosic ethanol plant constructed using the Company’s proprietary technology.   The Company and Mr. Litzen also signed a Consulting Agreement whereby Mr. Litzen will provide technical engineering and other support services as an independent contractor.  This Agreement may be terminated by either party after four months and with five days’ notice.  Mr. Litzen will be paid $1,000 per day for specific tasks with a guaranteed minimum compensation of $60,000 during the first four months of service und upon compliance with certain conditions.  In addition, if the Agreement is terminated by the Company after the first four months, Mr. Litzen will be paid a $26,000 bonus.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Joint Development Agreement between KL Energy Corporation and Petrobras America Inc., dated August 23, 2010 (incorporated by reference to our Form 8-K filed on August 30, 2010) **

10.2	Termination Agreement between KL Energy Corporation and Greenext Energy Europe S.A., dated September 24, 2010(incorporated by reference to our Form 8-K filed on October 5, 2010)
10.3	Master Collaboration Agreement between KL Energy Corporation and add blue Consultoria Ltda., dated September 1, 2010 (incorporated by reference to our Form 8-K filed on October 5, 2010)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

*	Filed herewith.

**
Certain portions of the exhibit have been omitted pursuant to the registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2010	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)