Form 10-K
period 2010-12-31
KL Energy Corp
filed 2011-03-17
CIK 1403548

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

Commission file number 0-52773

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

The registrant’s stock was deleted from the OTCBB in March 2010 and did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter. However, based on the $1.10 per share that was the highest value achieved in all private placements since the inception of the registrant in September 2008, the value of the Company’s stock at June 30, 2010 had an aggregate market value of shares of voting and non-voting stock held by non-affiliates was approximately $23,002,000.

As of February 25, 2011, there were 50,893,309 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the registrant’s 2011 Annual Shareholders’ Meeting are incorporated by reference into Part III of this Form 10-K Report.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

 ITEM 1. BUSINESS

Background

KL Energy Corporation (“KL”, formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group LLC (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG.

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

Our principal offices are located at 306 East Saint Joseph Street, Suite 200 Rapid City, South Dakota 57701 and our telephone number is (605) 718-0372.  Our internet address is www.klenergycorp.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations section of our internet website. The information found on our internet website is not part of this or any other report we file with or furnish to the SEC.

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services forcellulose based ethanol ("CBE") second generation (“2nd Gen”) integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets..

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of 2nd Gen facilities.

The majority of 1st Gen ethanol is currently produced from sugar cane or grain-based feedstocks, predominantly corn in the United States, however ethanolcan also be produced from cellulose. The growth of first generation ethanol is limited due to the widespread opposition to using land and crops that can be used for food or feed for the production of fuels. This is especially relevant now that technology has provided a solution that uses widely available cellulose as a feedstock for ethanol production.  Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Advanced biofuels produced from cellulosic materials draws on non-food related and waste feedstock sources and has been proven to substantially reduce carbon dioxide emissions and improve engine efficiency.

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol from every dry metric ton of certain biomass feedstock.

A key part of our business model is the development of scalable, custom-designed fully integrated CBE plants, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, constructed and operated what we believe to be one of the first second-generation CBE demonstration plants in the United States. The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year.  This allows us to continue to research and refine our cellulose conversion technology while also demonstrating the commercial viability for this type of technology.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, crop residue, like corn stalk or sugar cane bagasse and perennial crops. The extensive biomass distribution facilitates co-locating CBE plants closer to plant feedstock, reducing transportation costs relating to feedstock. This has the potential to create a truly local and commercially viable energy source.  We believe that our CBE facilities provide a commercially viable alternative that may contribute to solving local communities’ energy and economic needs.

There is no assurance that we will operate profitably or will generate positive cash flow in the future.  The Company has incurred losses since its inception.  Such losses have resulted from engineering and management contracts and fuel sales, with favorable gross margins, which were more than offset by research, development and administrative expenses.  As the engineering and management contracts expired, and the wholesale fuel business was discontinued, losses continued while the business focused on CBE research and development.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. Our future business will include licensing technology and designing facilities relating to the production of ethanol and related by-products from cellulosic feedstock and there is no assurance that we will realize any profits in the short or medium term. Any profitability our cellulosic ethanol production business does realize will also be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risk factors as set forth herein.

Industry Obstacles

There are currently several hurdles for the CBE industry to overcome in order to compete economically with first generation ethanol and other renewable fuels.  In order to produce ‘cellulosic’ ethanol, the cellulose in the plant walls must first be broken down into sugars, which can then be converted via fermentation into alcohols in a process similar to that of grain-based ethanol.  Historically, breaking down the cellulose has proven more difficult, and thus more costly, than the mature and optimized processes used to convert starches and cane sugar to ethanol. The commercial supply of enzymes and yeasts used in biomass conversion has historically been very limited, but recent advances have seen substantial improvements in both performance and economics with further advances predicted for the coming years.  In essence, enzyme and yeast suppliers, although still in the early stages of the commercialization curve, are already producing commercial products.  We are currently working with, co-developing, and testing the products of several enzyme and yeast providers who are at various stages of their development, including several different types of technologies that we could integrate into our process.

While the collective CBE industry, including KL Energy, believes the performance and economic breakthrough are close, if the developers of enzymes and yeasts are not successful in further improving their products, then our process design would have to be significantly modified. Other developers of cellulosic technology have struggled to achieve yields that would allow CBE to compete economically in the fuel sector. Additionally, many industry participants appear to be focused on large volume production facilities that are highly dependent on significant quantities of biomass feedstock gathered from long distances. Transporting feedstock over great distances reduces further the cost-effectiveness of CBE production.

KL Energy’s Solutions

We believe we have developed solutions to certain of these problems facing our industry.  Our core process technology is based on an environmentally friendly, thermal-mechanical, enzymatic or biochemical pathway to biomass conversion. We believe this approach offers the best long-term promise in overall energy efficiency, reduced carbon footprint, and the potential for achieving the lowest long-term capital and operating costs.  Our basic technology platform is designed around the conversion of both five-carbon and six-carbon sugars found in cellulose and hemicellulose, further increasing yields and enhancing the energy and carbon balance of production. Finally, our technology generates sulfonate free lignin. This lignin co-product has the potential to become a valuable precursor for the production of certain biochemical. It is also an excellent biofuel, since lignin yields more energy when burned than raw wood. The lignin byproduct when burned in efficient biomass boilers provides for all the energy required for the production of the cellulosic ethanol.

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

☐
Thermochemical conversion of biomass into synthesis gas or “syngas” (a process often referred to as “gasification”), followed by catalytic conversion of the syngas into mixed alcohols that include ethanol and/or alkaline via modified chemistry; or

☐	Certain pretreatment with or without use of acids followed by enzymatic hydrolysis, converting cellulose and hemicellulose into sugars which are then fermented into ethanol.

KLE has developed a proprietary process composed of thermal-mechanical pretreatment, enzymatic hydrolysis, lignin separation and co-fermentation of C5 and C6 sugars because we believe it has distinct advantages over the gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike other cellulosic ethanol technology, we use insignificant amounts of acid (less than .4% m/m) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design the first commercial CBE facility. We intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries, like sugarcane and pulp and paper mills, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

☐Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hardwood residues.  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

☐  Developing national and international strategic partnerships and strategic alliances.  We intend to develop our projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances will be important in accelerating the commercialization of our process technologies.

The Company has entered into an memorandum of understanding with SuzanoPapel e Celulose S.A. (“Suzano”), a Brazilian corporation that is the second largest producer of eucalyptus pulp in the world, to conduct joint R&D, jointly design, build and operate a pilot plant in Brazil and to license KLE's technology to Suzano for the construction of commercial facilities integrated into Suzano’s pulp and paper mills in Brazil.

We have not sold a material amount of ethanol and/or bio-lignin.  Our WBE facility is currently designed to gather data for process enhancements, provide input to the design of commercial-scale projects and validate our technology as part of the feasibility studies.

Challenges

KL Energy’s success depends on the ability to develop and license multiple projects while also enhancing our process technology. This strategy places increased demand on our limited human resources and requires us to substantially expand the capabilities of our operational staff. The ability to attract, train, manage and retain qualified management, technical, and engineering personnel presents one of our greatest challenges.  Other significant challenges are:

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

Certain Federal Incentives

Industry and Plants

Energy Independence and Security Act of 2007

The Energy Independence and Security Act (“EISA”) became law in December 2007. This law, among other things, creates incentives to increase the use of advanced biofuels (liquid fuels derived from agricultural and other natural or renewable sources), including cellulosic ethanol. The EISA modified an earlier Renewable Portfolio Standard (RPS) mandating that a minimum of 9 billion gallons of ethanol be used in 2008. Other targets for renewable fuels use, , referred to as the revised Renewable Fuel Standard or “RFS2”, are 20.5 billion gallons by 2015, and 36 billion gallons by 2022 of which 21 billion gallons has to be from cellulosic ethanol.  Through the RFS2, the U.S. Environmental Protection Agency revised the National program implementing the requirements of the EISA. which made significant changes to both the structure and the magnitude of the renewable fuel program created by the Energy Policy Act of 2005.

EISA’s long-term plan for ethanol use fosters growth that will spur commercialization of cellulosic feedstocks to include forest waste, native grasses, crop residues, and many other biological sources apart from corn. EISA uses the combination of corn and cellulosic-based ethanol to meet its goals of reducing dependence on fossil fuel-based gasoline. In addition, EISA used four separate categories of ethanol feedstock: 1) Renewable fuel - fuel that is produced from renewable biomass including corn; 2) Advanced biofuel - renewable fuel, other than ethanol derived from cornstarch that has lifecycle greenhouse gas emissions that are at least 50 percent less than baseline lifecycle greenhouse gas emissions; 3) Cellulosic biofuels – fuel derived from cellulose, hemicellulose or lignin that achieves a 60% reduction in greenhouse gases;  4) Biomass-based diesel - renewable fuel that has lifecycle greenhouse gas emissions that are at least 50 percent less than baseline lifecycle greenhouse gas emissions; is a transportation fuel, transportation fuel additive, heating oil, or jet fuel; and meets the definition of either biodiesel or non-ester renewable diesel.  The desired result is that ethanol will contribute to greater than 10 percent of the U.S. fuel supply. Additionally, EISA increases the likelihood that higher ethanol blends will be more commonly marketed – blends such as E20, E30, and E85.

In response to a request by Growth Energy under section 211(f)(4) of the Clean Air Act, the Environmental Protection Agency (“EPA”) has partially granted a waiver to allow fuel and fuel additive manufacturers to introduce into commerce gasoline that contains greater than 10 volume percent (“vol%”) ethanol and up to 15 vol% ethanol (E15) for use in model year (“MY”) 2001 and newer light-duty motor vehicles, subject to several conditions. On October 13, 2010, EPA granted a partial waiver for E15 for use in MY2007 and newer light-duty vehicles (i.e., cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, the EPA granted a partial waiver for E15 for use in MY2001-2006 light-duty motor vehicles. These decisions were based on test results provided by the U.S. Department of Energy (“DOE”) and other information regarding the potential effect of E15 on vehicle emissions. Taken together, the two actions allow, but do not require, E15 to be introduced into commerce for use in MY2001 and newer light-duty motor vehicles, or approximately 62% of the vehicles on the road today according to car industry data, if conditions for mitigating mis-fueling and ensuring fuel quality are met. The EPA is in the process of completing work on regulations that would provide a more practical means of meeting the conditions.

EISA provides incentives for retailers to transition existing fueling equipment or to purchase and install new equipment to dispense alternative blends.  Furthermore, the law authorized a program to install blender pumps during 2008 to 2014 and committed $200 million for this effort.

The U.S. exceeded its 2008 RPS goal of using 9 billion gallons of ethanol. The goal and use was essentially all ethanol derived from corn. The 2009 goal called for the first contributions from advanced biofuel. This presents a significant opportunity for the competitive, advanced biofuel companies.

In February 2010, the EPA revised EISA biofuels regulations.  These new RFS2 rules made several noteworthy changes to the cellulosic ethanol provisions of EISA law. Some of the meaningful changes, identified in the Renewable Fuels Association’s 2010 Ethanol Industry Outlook, are discussed below:

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

•
Cellulosic Waiver Credits: Cellulosic waiver credits (no longer called “allowances”) will only be available for the current compliance year for which the EPA has waived some portion of the cellulosic biofuel standard, they will only be available to obligated parties, and they will be nontransferable and nonrefundable. Further, obligated parties may only purchase waiver credits up to the level of their cellulosic biofuel RVO less the number of cellulosic biofuel Renewable Identification Numbers (“RINs”) that they own. A company owning cellulosic biofuel RINs and cellulosic waiver credits may use both types of credits if desired to meet their Renewable Volume Obligation (RVOs), but unlike RINs obligated parties will not be able to carry waiver credits over to the next calendar year. For the 2010 compliance period, since the cellulosic standard is lower than the level otherwise required by EISA, the EPA is making cellulosic waiver credits available to obligated parties for end-of-year compliance, should they need such credits, at a price of $1.58 per gallon-RIN.

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

SOURCE:  http://www.epa.gov/otaq/renewablefuels/420f10007.htm#2

Food, Conservation, and Energy Act of 2008 (”Farm Bill”)

The Food, Conservation, and Energy Act, also known as the 2008 Farm Bill, became law in May 2008. Provisions in the five-year Farm Bill package for the development of biofuels include: $320 million in mandatory funding for loan guarantees for commercial scale biorefineries; $35 million in mandatory funding for grants to support repowering existing biorefineries with biomass energy systems; $300 million in mandatory funding for payments to support the production of advanced biofuels, including biodiesel and cellulosic biofuels; and $1 million/year for competitive grants to educate the public about effective biodiesel use and the benefits of the biofuel.

Agency Actions
In addition to the previously described acts, agencies periodically exercise authority to extend grants and loan guarantees to incentivize cellulose ethanol projects. These agencies include without limitation the Department of Energy, the National Science Foundation, the Department of Agriculture, and the Department of Interior.

Special Depreciation Allowance for Cellulosic Biofuel Plant Property
A new cellulosic biomass ethanol depreciation allowance of 50% on cellulosic ethanol property was established by the Tax Relief and Health Care Act of 2006. This depreciation window applies to cellulosic ethanol plant property put in service after December 20, 2006 and before January 1, 2013. The law allows an additional first year depreciation deduction equal to 50% of the adjusted basis of the qualified property. The 50% allowance, when coupled with other depreciation techniques could lead to 60% of a facility being depreciated in the first year. This provision may significantly improve a plant’s cash position during its first two years of operation.  This provision is scheduled to end December 31, 2012.

Sales Incentives

Volumetric Ethanol Excise Tax Credit (VEETC) – The “Blenders’ Credit”
This tax credit originated in the 2005 American Jobs Creation Act of 2004, Section 301 of Public Law 108-357, and was amended by the 2008 Farm Bill. The credit is now $0.45 per gallon of ethanol and is available to suppliers and marketers who blend ethanol with gasoline.  Recent tax legislation extended this credit to the end of 2011.

Small Ethanol Producer Tax Credit
This credit began in the Omnibus Budget Reconciliation Act of 1990. It was extended by the American Jobs Creation Act of 2004 and expanded by the Energy Policy Act of 2005. Cellulose production plants, which produce no more than 60 million gallons per year, receive the full $0.10 per gallon credit for the first 15 million gallons of production. Recent tax legislation extended this credit to the end of 2011.

Credit for Production of Cellulosic Biofuel
This tax credit is found in the 2008 Farm Bill and is an approximate $1.01 per gallon of cellulosic ethanol produced. This credit is offset from the VEETC ($0.45) and the small producer credit. The credit for cellulosic ethanol varies with other ethanol credits such that the total combined value of all credits is $1.01 per gallon.  As the VEETC and/or Small Ethanol Producer Tax Credits decrease, the per-gallon credit for cellulosic ethanol production increases by the same amount.  It is an income tax credit and is offset against the producers’ income tax liability. Unused credits may be carried forward. Recent tax legislation extended this credit to December 31, 2012.

Less Than Minimum Renewable Portfolio Standard (RPS) Volume Waiver Cellulosic Biofuels Credit
The 2007 Energy Bill created this credit to incentivize early cellulosic ethanol plants. The EPA Administrator has discretion to use this credit beginning in 2010 when and if volumes of cellulosic ethanol do not meet volumes mandated by the RFS. The credit is computed using a formula. The 2010 price for cellulosic biofuel waiver credits is $1.56 per waiver credit.This standard was in effect for 2010 and, based on the current version of RFS2, will be in effect for 2011.

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

Biomass Crop Assistance Program (BCAP)
BCAP is a United States Department of Agriculture (“USDA”) program, created under the 2008 Farm Bill, which provides reimbursement, to a supplier for the collection, harvesting, storage and transportation of eligible material to a qualified ethanol production facility, on a dollar-for-dollar match of up to $45/dry ton of biomass.  Recent tax legislation extended this credit to the end of 2012.

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

Renewable Fuel Overview

Renewable fuels are liquid fuels derived from agricultural and other natural or renewable biomass. These fuels are used to complement the world’s supply of petroleum and other fossil fuels. A variety of factors contributes to an increasing awareness of, and demand for, renewable fuels including, but not limited to, the following:

•
Macroeconomic factors affecting the global supply, demand and pricingof oil, including significantly increased demand for oil from developing countries whose economies are growing at high rates such as China and India, coupled with uncertain supplies of oil from sources throughout the world;

•
Policies and initiatives developed across the world aimed at reducing dependence on imported sources of oil, particularly from countries and regions that have exhibited the greatest level of instability;

•	Increasing awareness and incorporation of Flexible Fuel Vehicles (“FFVs”) into the world auto supply that are capable of operating on various blends of gasoline and ethanol;

•	Broadening development of the required infrastructure to support FFVs, including expansion of distribution channels and retrofitting wholesale and retail points of distribution.

Of all of the renewable fuels, or biofuels, that are sold or are being developed, the most significant market is for fuel ethanol due to the fact that all gasoline engines can run on at least 10% ethanol. Within the fuel ethanol market, the most attractive current or future business opportunities are for fuel ethanol derived from cellulosic biomass.

Fuel Ethanol

The market for ethanol, or ethyl alcohol, for use as a motor fuel is both large and well-established in the United States. According to the Renewable Fuels Association (“RFA”), the national trade association for the United States ethanol industry, as of February 2010, there were 189biorefineryplants in the United States having a combined production capacity of more than 11.9 billion gallons of ethanol per year. This includes12 ethanol plants and 3 plant expansions under construction that are anticipated to add more than 1.5 billion gallons of new annual production capacity. In 2009, the United States ethanol industry produced 10.6 billion gallons of fuel ethanol, representing an increase of more than 63% since 2007.

We believe ethanol’s role in the United States is gradually shifting from that of an oxygenate/gasoline additive to a true gasoline complement/alternative. Most fuel ethanol currently produced in the United States is blended with gasoline to at a 10/90 ration and marketed as E10. In this role, ethanol is an octane boosting oxygenate aiding the fuel to burn better and cleaner. Automakers in the United States have been accelerating their work with FFV programs, according to the National Ethanol Vehicle Coalition (“NEVC”), resulting in an expanded fleet of vehicles capable of using a fuel blend of 85% ethanol and 15% gasoline, or E85. Future widespread adoption of FFVs could significantly increase ethanol demand and reduce the consumption of gasoline as it has in Brazil; however, widespread use of E85 in the United States is currently constrained by the lack of a broad distribution infrastructure and limited availability of FFVs. While, according to the NEVC, approximately 6.0 million United States vehicles are equipped to run on E85, there are only approximately 1,400 service stations of the approximately 170,000 nationwide which are capable of dispensing E85. However, according to the DOE (EIA) Annual Energy Outlook 2010 (http://www.eia.doe.gov/oiaf/aeo/pdf/0383(2010).pdf), sales of FFVs capable of using E85 are expected to reach approximately 3.9 million vehicles per year in 2035, or approximately 20% of total sales of new light-duty vehicles, as federal fuel economy incentives are expected to continue to support the industry’s development. If more vehicles and service stations become E85 capable, this could increase ethanol consumption in the United States significantly.
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

We have not sold a material amount of ethanol.  We expect our future sales of ethanol, if any, to be pursuant to long term off-take contracts versus spot sales.

The graph below shows historic United States fuel ethanol production from 1980 to 2009.

Source:  Renewable Fuels Association, January 2010

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

•
Expansion of gasoline supply—By blending ethanol into gasoline, refiners can expand the volume of fuel available for sale especially when refinery capacity and octane sources are limited. According to the DOE, between 1985 and 2005, petroleum refining capacity in the United States increased only 9.7%, while domestic petroleum demand increased by 32% during the same period. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

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

•
Geopolitical concerns—The United States currently imports approximately 60% of its oil needs, a dependency that is expected to continue to increase. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil, which has added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have substantially increased their demand for oil. Oil prices recently exceeded $90 per barrel and exceeded $140 per barrel in 2008. As a domestic, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.

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

Cellulosic Ethanol

An alternative that seeks to meet the need for additional sources of liquid fuels while addressing many of the challenges presented by corn-based ethanol involves the production of fuel ethanol from cellulosic biomass, or cellulosic ethanol. Cellulosic biomass, either agricultural waste or crop residues, such as plant stalks, stems, or leaves, or crops grown specifically for their energy content rather than for their use as food or feed sources, presents an abundant alternative source of sugars that can be converted into ethanol and related by-products. The production of ethanol from cellulosic biomass offers expected advantages over corn-based ethanol production including:

•
Low-cost, abundant sources of feedstocks that have no competitive food use—According to a joint report, issued in 2005 by the DOE and the USDA, land resources in the United States are capable of producing a sustainable supply of 1.3 billion tons per year of cellulosic biomass. The same report concluded that 1 billion tons of cellulosic biomass would be sufficient to displace 30% or more of the present petroleum consumption in the United States. In addition, according to an analysis by the Natural Resources Defense Council published in 2004, cellulosic biofuels could supply more than half of current transportation fuel needs in the United States by 2050, without decreasing the production of food and animal feed.

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

The United States ethanol market is highly competitive, as well as highly fragmented. According to the RFA, world ethanol production was 17.3 billion gallons in 2008, of which approximately 52% was produced in the United States (Source:  http://www.ethanolrfa.org/pages/statistics#E ). The United States and Brazil are the world’s largest producers of ethanol. The ethanol industry in the United States consists of almost 200 production facilities, which are primarily corn-based, while Brazilian ethanol production is primarily from sugar cane.

In addition to grain based ethanol producers, we expect to compete with other cellulosic ethanol producers using different technology platforms, as well as other providers of alternative and renewable fuels.

Several competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of ethanol from cellulosic biomass or other feedstocks, such as algae, municipal waste, production of cellulosic ethanol or other fuels using alternative steps of production, such as acid hydrolysis and/or gasification, and/or the production of alternative fuels or biofuels, such as biobutanol that would displace ethanol. [SEC comment may ask that we name competitors]

Our ability to successfully compete depends on our ability to continue developing proprietary process technologies that rapidly reach the market and are technologically superior (greater yield, more efficient and at less cost per volume) than other products offered on the market. Several competitors may develop process technologies that are more effective than ours. Our process technologies may be surpassed as obsolete or uneconomical by the technological advances or better approaches developed by anyone of our competitors. Our competitors’ existing approaches, or new approaches or technology developed by our competitors, may be more effective than those we developed and are developing.

Governmental Regulations

Our cellulosic based ethanol plant is subject to various United States federal, state, and local governmental regulations relating to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination or emissions, have not been significant in relation to the results of operations of our Company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term development and utilization of our technology, process and design engineering, and plant operation experience for our license customers. To date, execution of our business plan has largely focused on developing our technology and providing process and design engineering services to third parties.  Our future will focus increasingly on being a technology provider to third party cellulosic projects.  In developing our CBE technology, we will maximize the potential for market penetration of our technology by license agreements.  We have re-focused our human and financial resources towards the goal of becoming a leading technology provider in the cellulosic ethanol industry as well as developing projects.

Employees

As of February 25, 2011, and excluding temporary contractor personnel assigned to the Petrobras America, Inc. (“Petrobras”) project, we employed 13 full-time employees, 1 part-time employee and 7 full-time consultants (including three officers and one Director). We also outsource some of our engineering services as needed. We believe our relations with all of our employees and independent consultants are good. We are subject to the minimum wage and hour laws and provide usual and customary employee benefits such as vacation, sick leave and health and dental insurance.

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

The Company has incurred losses since its inception. Such losses have resulted from engineering and management contracts and fuel sales, with favorable gross margins, which were offset by research, development and administrative expenses.  As the engineering and management contracts expired, and the wholesale fuel business was discontinued, losses continued while the business focused on cellulosic research and development.  If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. In particular, additional capital may be required in the event that:

-	The US federal government reduces nationwide fuel standards
-	The price of ethanol and co-products drop below that necessary to have profitable operations
-	We are unable to obtain contracts from third parties for our technology and services

The occurrence of any of these events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our company. Such outside capital may include the sale of additional stock and/or commercial borrowing. The issuance of additional equity securities by us would result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

As of December 31, 2010, there were 13 individuals and entities including our current and previous officers, directors as well as existing stockholders who hold at least 5% of our stock, that together control approximately 88% of our outstanding common stock. Current KL management, owns approximately 5% of outstanding common stock (including shares owned by add blue Consultoria, Ltda. whose Managing Director is the Company’s President and CEO).  Since the merger with KL Process Design Group, LLC (“KLPDG”), a South Dakota limited liability company and our predecessor company (the “Merger”), less than 600 (out of over 50 million outstanding) shares have been traded which makes KL a very thinly traded stock.  If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Our business plan calls for significant portions of our future operations to be conducted outside of the United States.  International business operations are subject to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products or repatriate profits to the United States;
•	the imposition of tariffs;
•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;
•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;
•	currency exchange rate fluctuations;
•	uncertainties relating to foreign laws and legal proceedings including tax and exchange control laws
•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•	economic or political instability in foreign countries;
•	difficulties in staffing and managing foreign operations; and
•	the need to comply with a variety of U.S. laws applicable to the conduct of overseas operations, including export control laws and the Foreign Corrupt Practices Act.

Our cellulose-to-biofuel technologies, although tested at our WBE demonstration plant, are unproven on a fully scaled-up commercial basis and performance could fail to meet projections which could have a detrimental effect on the long-term capital appreciation of our stock.

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

Our ethanol will be produced from cellulose.  However globally, most ethanol is currently produced from sugar cane, sugar beet, corn, or other grain crops which are affected by weather, governmental policy, disease and other conditions. A significant increase in the availability of these feedstocks, and resulting reduction in their price, may decrease the price of ethanol and harm our business.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Usually following oil prices, prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some correlation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.  Third parties will be less likely to license our technology if there are prolonged periods of low ethanol prices.

Increased ethanol production from cellulose could increase the demand and price of feedstocks, reducing our profitability.

New ethanol plants that utilize cellulose as their feedstock may be under construction or in the planning stages in our key markets. This increased ethanol production could increase cellulose demand and prices, resulting in higher production costs and lower profits.

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

Commercial scale-up of any new process technology carries significant risk and ours is no different. We may not be able to effectively scale-up the technology to produce the yields experienced at the laboratory, pilot and demonstration level, or successfully market it in a timely and cost effective manner. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights relating to our technology. Any delays in the commercialization could potentially adversely affect our financial condition.

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

The company’s quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for services, seasonal trends in purchasing, the amount and timing of capital expenditures, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the industry. The quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that the operating results will fall below expectations or those of investors in some future quarter.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs even if we attain profitability.

We rely heavily on key personnel and loss of the services of one or more of its key executives or a significant portion of any prospective local management personnel could weaken the management team adversely affecting the operations.

Our success depends on the skills, experience, and efforts of our senior management and engineering staff. Operations will also be dependent on the efforts, ability, and experience of key members of the prospective local project and plant management staff. The loss of services of one or more members of the senior management or of a significant portion of any of local management staff could significantly weaken management expertise. We do not maintain key man life insurance policies for any of our officers.

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

Implementation of Carbon Dioxide Emissions Reduction Strategy

In an effort to respond to concerns over climate change, the U.S. Congress is considering various proposals to reduce emissions of greenhouse gases, including carbon dioxide. Several bills have been introduced in Congress that would mandate greenhouse gas emission reductions and presently there are no federal mandatory greenhouse gas requirements. While it is possible that Congress will adopt some form of mandatory greenhouse gas emission reductions legislation in the future, the timing and specific requirements of any such legislation are uncertain. The United States Environmental Protection Agency (”EPA”) found that greenhouse gases are harmful pollutants, and therefore are subject to regulation under the Clean Air Act. The EPA has stated that it therefore intends to issue regulations governing the emission of greenhouse gases.

The greenhouse gas policy of the United States currently favors voluntary actions to reduce emissions and continued research and technology development over near-term mandatory greenhouse gas emission reduction requirements. In line with this policy, we are focused on initiatives to reduce greenhouse gas emissions, particularly carbon dioxide.

In the event that these legislative or regulatory initiatives increase the economic cost of emitting greenhouse gases, our businesses could be materially affected. Our existing and future plants are emitters of greenhouse gases. The net effect on any plant from such initiatives would depend on the baseline level of allowed emissions in any new carbon regulation regime, and their impact could result in significant costs for our plants. Our biomass energy projects are designed to produce low-carbon fuels and power, and they may benefit from carbon regulation. We expect that our projects will have lifecycle carbon footprints better than those of petroleum-based fuels. Therefore, we expect that the impact of carbon regulation on our projects may be neutral to positive.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. (The Company’s most recent stock activity was the sale of 8,000 shares of stock, at $0.51 per share, on February 28, 2011.)  These rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of the investor’s personal residence) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Interpretations of these rules suggest that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common stock was quoted for trading on the OTC Bulletin Board under the symbol "KLEG,” and on March 26, 2010 our stock was deleted from the OTCBB and moved to the Pink Sheets, due to the absence of market maker quotes for our common stock for four consecutive days.   We are in the process of engaging one or more market makers to submit quotes for our stock to the OTCBB for trading.  Historically, the trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.   In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

If we effect a reverse stock split, the liquidity of our common stock and market capitalization could be adversely affected.

Our amended articles of incorporation give the board of directors authorization to effect a reverse stock split at a ratio ranging from 1-for-2 to 1-for-20  A reverse stock split is often viewed negatively by the market and, consequently, can lead to a decrease in our price per share and overall market capitalization.  If the per share market price does not increase proportionately as a result of the reverse split, then our value as measured by our market capitalization will be reduced, perhaps significantly.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant attestation that the Sarbanes-Oxley Act requires of publicly traded companies.

 You could be diluted from the issuance of additional common stock and/or preferred stock.

As of December 31, 2011, we had 50,893,309 shares of common stock outstanding and no shares of preferred stock outstanding. We are currently authorized to issue up to 180,000,000 shares of common stock, par value $.001 and 20,000,000 shares of preferred stock, par value $.001.  Our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership. Further, such issuance may result in a change of control of our corporation.

The Company received a going concern paragraph in the report from its auditors.

In their report dated March 17, 2011, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without additional fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

 We lease our office space. The total rent expense under our office lease obligation was approximately $67,000 and $63,000 for the years ended December 31, 2010 and 2009, respectively. We have office lease obligations, that expire September 30, 2011, of approximately $52,000for 2011.

Additionally, the Company leases 1,532 square feet of laboratory space from Black Hills Business Development Center for a total of approximately $14,000 per year. The lease agreement obligation is for one year commencing on February 1, 2010 with an extension option for up to 4 additional years. Furthermore, the company will increase their leased premises to include additional 1,650 square feet and expand its laboratory space. The cost of additional space is approximately $15,000 per year, for the total yearly cost in 2011 of approximately $29,000.

WBE leases approximately 30 acres of land in Upton, WY.  Total rent expense under this agreement was approximately $30,000 and $54,510 for the years ended December 31, 2010 and 2009, respectively.  On March 4, 2009, WBE signed a lease for the same property with a 2 year term and an option to extend the lease to 2013.  The lease requires payments of $30,000 per year.

We believe that the facilities that we currently lease are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3. LEGAL PROCEEDINGS

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as well as Midwest Renewable Energy, U.S. Water Services Utility Chemicals (the plaintiff’s employer), and a company employee. The plaintiff claimed that the defendants were negligent in not ensuring that the manhole cover to the boiler being serviced by the plaintiff was depressurized so that the plaintiff could open the manhole cover in a safe manner.  The Company was performing services at Midwest Renewable Energy. The plaintiff was seeking $1.5 million for reimbursement of medical bills,pain and suffering, and loss of future earning capacityplus interest.  In November 2010, a jury determined that the defendants were liable for $450,000.  The plaintiff and Midwest Renewable Energy have reached a tentative Satisfaction of Judgment settlement for $440,000.  In light of this tentative settlement, the Company accrued $220,000 as its potential share of this award.

On June 30, 2009, a lawsuit was brought by Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE") against the Company, certain subsidiaries ( owned 75% by the Company and 25% by an officer and owner of MRE ), and certain past officers in the District Court of Lincoln County, Nebraska.  MRE previously engaged the Company and certain subsidiaries to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities. The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, the Company and certain subsidiaries filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit. In November 2009, the Court ruled for the Company and certain subsidiaries and issued an order to compel three separate arbitration proceedings.

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator ruled for KLM and KLHC and denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated “MRE has failed by the preponderance of the evidence that KLM perpetrated a fraud on MRE”. Of the $2.1M counterclaimed by MRE, the arbitrator awarded KLHC from MRE a net award of $42,000, and awarded MRE from KLM a net award of $263,000. These awards relate to trade payables and contract disputes, and are less than the amounts previously accrued in the consolidated financial statements.

No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. The Company believes that there is noevidence of breaches of fiduciary duties owed to MREor breaches of contract, fraud, interference with contract, conversion or negligence. Since over 96% of the $40 million counterclaimed by MRE relates to such claims, the Company believes this counterclaim has no merit. Accordingly, the Company has not recorded an accrual for such potential loss and, as in the first two arbitration proceedings, plans to vigorously defend its position.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG directly to MRE.  DSG alleges that KL and MRE are jointly responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE. KL refutes this and has provided substantial evidence that DSG contracted directly with MRE. In addition, all invoices paid were paid by MRE. A trial is scheduled for March 2011.  At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, and plans to vigorously defend its position.

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the Severance Agreement signed by the Company and Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement.  The plaintiff has not requested specific damages but seeks awards for all compensatory, consequential, and pecuniary damages allegedly sustained by him for breach of contract, fraud, and deceit, breach of fiduciary duty, tortuous interference, and oppression plus interest and punitive damages.  The Company believes these claims are unfounded and losses, if any, that might be incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss and plans to vigorously defend its position.

On December 21, 2010, an amended lawsuit, that was originally filed against MRE, was brought against the Company in the District Court of Douglas County, Nebraska.  The plaintiff is R M Campbell Industrial, Inc., a Nebraska limited liability company ("RMC").The total amount claimed against all defendants is approximately $158,000 plus accrued interest since November 13, 2008 plus attorneys’ fees. No basis was provided in the amended lawsuit for including the Company and the Company believes there is no basis for its inclusion. Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss and plans to vigorously defend its position.

The Company may be subject to various claims and legal actions arising in the ordinary course of business from time to time. The Company maintains insurance to cover certain such actions.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5. MARKET FOR COMMON EQUITY~~,~~ AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock was previously quoted for trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol "KLEG". The Company’s stock was automatically deleted by the OTCBB on March 26, 2010, and moved to the Pink Sheets, due to the absence of market maker quotes for our common stock for four consecutive days. This reflects the history, since inception, of limited and very infrequent trading activity in the absence of an established public trading market for our common stock.  We are in the process of engaging one or more market makers to submit quotes for our stock to the OTCBB.

The Company began operating its business, as presently conducted, upon consummation of a merger transaction between the Company and KL Design Process Group LLC on September 30, 2008 at a price of approximately $2.63 per share. This price was established in July 2008 when the investors entered into a convertible note that automatically converted to the Company’s common stock on the event of the merger transaction pursuant to which KL Design Process Group LLC merged with and into the Company.

From the period of the merger to the date of the second round of financing in February 2009, there were two major factors that influenced the share price: the global financial crisis and a lack of technical progress within the Company. The illiquid condition of the Company’s stock continued from inception of September 30, 2008 to February 2, 2009 as only 100 shares out of 16 million shares were traded. With no liquidity in the stock, and the capital markets effectively closed for business, existing investors became the sole source of the second round of funding. The fair market value of stock, that is not actively traded, is what a willing investor will pay for the stock. When the Company was running out of cash in February 2009, only four investors, including two of the initial investors, were willing to invest in the Company with the knowledge that the Company would need substantial additional funds to reach commercialization. At that time, the price they were willing to pay for the Company’s common stock was $0.22 per share.

Between February 2, 2009 and October 26, 2009, only 200 additional shares (100 shares each on October 23 and October 26) were traded at $5.40 per share.  In October 2009, the Company had met several of its internal targets and several private placements were completed between then and June 2010 at a price of $1.10 per share. (During that period, on December 8, 2009, only 299 shares were sold at a price of $20.00 per share.  The Company’s most recent stock activity was the sale of 8,000 shares of stock, at $0.51 per share, on February 28, 2011.)  This price was a negotiated price between the Company and the investors as the continued lack of market liquidity for the Company’s shares led investors to believe that the OTCBB-quoted share price was not realistic or relevant. A listing of those private placements, wherein the stock was deemed to have a fair market value of $1.10 per share, is as follows:

Date	Gross Amount
10/2/2009	$600,000
11/17/2009	$750,000
12/6/2009	$500,000
1/7/2010	$1,500,000
3/30/2010	$500,000
5/3/2010	$600,000
6/3/2010	$750,000
$5,200,000

As of the date of this report, approximately 88% ownership of KLEG stock is concentrated in 13 individuals and entities (including approximately 5% of outstanding common stock owned directly and indirectly by current KLE management.)  Since the Merger, less than 9,000 shares (out of over 50 million shares outstanding) have been traded.  Because its stock is thinly traded, the Company does not believe that these quotations are indicative of the market value of the business.  Private placement transactions by the Company have been at $1.10 per share.

As of that date of this report, there were 50,893,309 shares of common stock outstanding and there were approximately 63 holders of record of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion should be reviewed in conjunction with our audited financial statements and accompanying notes included in this report for the years ended December 31, 2010 and 2009.

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

Long-Lived Assets

Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to five years except for leasehold improvements which are amortized over the remaining lease term.

Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.   Depreciation commences when the construction activity is completed and the additional assets are available for use.

The Company assesses the realization of long-lived assets for potential impairment when events and circumstances warrant such a review.

Revenue and Cost Recognition

Revenue from joint development and funded research arrangements are accounted for using the proportional performance method under which revenue is recognized over the service term of such arrangements. If estimated total costs on this contract indicate a loss, we charge the entire estimated loss to operations in the period in which the loss becomes known. The cumulative effect of revisions to revenue, and estimated costs to complete this contract, are recorded in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated.  Amounts billed in excess of revenue recognized are included on the consolidated balance sheet in deferred income.

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

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents deferred revenue on the MRE construction management and engineering services contract for which the remaining revenue was recognized in 2010.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life of each award and risk-free interest rates.  We use a historical volatility rate on our stock options.  The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share.  Because its stock is not actively traded, the Company does not believe that reported values for our common stock, as reported on the OTC Bulletin Board prior to the Company’s stock being deleted in March 2010 and particularly at December 31, 2010, are indicative of the market value of the business.  If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees, directors and consultants, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Hybrid Financial Instruments and Warrants

The Company accounts for hybrid financial instruments (convertible notes with embedded derivative features such as conversion options and down-round protection) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. Changes in the fair value in subsequent periods are recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and as derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Notes6 and 7.

Liquidity and Capital Resources

We had approximately $3,508,000 of cash and cash equivalents, $1,345,000 in restricted cash related to the Petrobras project, approximately $300,000 in raw material inventories (primarily related to the Petrobras project) and approximately $284,000 of prepaid insurance and Petrobras project expenses at December 31, 2010.  Our total current assets at December 31, 2010 were approximately $5,437,000. As of that date, we also had non-current assets, consisting of net property, plant and equipment, of approximately $2,924,000.  Our total assets as of December 31, 2010 were approximately $8,361,000.

During 2010, we received additional capital of $3,350,000 (before expenses) from private placements of our common stock and $5,980,000 (excluding the conversion of approximately $322,000 in other debt and before expenses) from convertible debt to fund operating activities and allow our borrowing commitments to remain current. The Company expects to rely on funds raised from these recent private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. While we continue to seek additional financing, there are currently no specific arrangements for any external financing of debt or equity and we are not certain whether any such financing would be available on terms acceptable to us, if at all.

We estimate that our average monthly operating expenses will be approximately $450,000 per month or $5.4 million over the next twelve months. Such costs primarily consist of approximately 50% in personnel wages and benefits, approximately 35% in legal, audit, fund-raising, public relations, etc. consulting fees and travel expenses, approximately 10% in debt payments and the remainder, net of feedstock testing income, is primarily for WBE plant operations and laboratory expenses. We believe that cash on hand and the recent borrowings in November 2010, other firm commitments, and continuing discussions with existing as well as new interested investors, will adequately provide for the operating activities of the Company for the remainder of calendar 2011.

In their report dated March 17, 2011, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for and making payments with respect to a note payable by WBE to Security National Bank which had a balance of $1,271,751 at December 31, 2010.  A principal payment of $500,000 was made in February 2009.  Pursuant to an amendment executed during the first quarter of 2010, principal and interest payments of $17,560 are due to be made from March 2010 until the maturity date of March 2011, which may be extended on an annual basis if the Company is in compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling $426,589 and $560,000 at December 31, 2010 and 2009, respectively.  This note has a variable interest rate, which was 5% at December 31, 2010 and 2009, respectively, with interest paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. The principal payments are scheduled to be $120,000 in each of 2011, 2012, 2013, and $66,589 in 2014.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. In addition, if the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note.  As of December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

We also had a secured promissory note payable to Lansing Securities Corp. in the amount of $250,000 at 10% interest. The maturity date of this loan has passed and the note and accrued interest was converted in November 2010 into a secured convertible promissory note with 10% interest payable quarterly. The new secured note matures July 31, 2011.

The Company had total current liabilities of approximately $18,088,000 at December 31, 2010, which included convertible promissory notes payable of approximately $11,434,000, current maturities of long-term debt of approximately $1,286,000 and current maturities of subordinated debt – related party of approximately $427,000, accounts payable of approximately $1,804,000, deferred revenue of approximately $2,035,000 (primarily related to the Petrobras project), accrued payroll and other liabilities of approximately $785,000 (primarily legal fees of approximately $122,000, arbitration accruals of approximately $305,000, accounting and audit fees of approximately $80,000,  other professional fees of approximately $136,000 and accrued interest and operating expenses of approximately $142,000) as well as current liabilities of discontinued operations of approximately $316,000 (the settlement of which is dependent on the resolution of several litigation issues).

We had total long-term liabilities of approximately $7,105,000 at December 31, 2010 includes approximately $7,092,000 in a warrant derivative liability and approximately $12,000 in long-term debt related to equipment financing. Our total liabilities were approximately $25,192,000 as of December 31, 2010.

On October 9, 2008, we issued a $250,000 loan to O2Diesel Corporation (“O2D”), a business partner, and accounted for this transaction by increasing Note Receivable and decreasing cash for that amount. In early 2009, when it became apparent that O2D, as a result of its default on this Note and its deteriorating financial condition, was not going to be able to repay that loan, we effectively wrote off this receivable with a $250,000 charge to bad debt expense.  This bad debt expense was included in the General and Administrative expense line in the statement of operations for the year ended December 31, 2008.  In April 2009, the Company sold this Note at face value to a third party (the "Note Purchaser").  The $250,000 proceeds from this Note sale was credited to bad debt expense.  This bad debt expense credit was included in the General and Administrative expense line in the statement of operations for the year ended December 31, 2009.

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

We have provided substantial funding for WBE, a 64%-owned subsidiary, relating to the demonstration of our cellulosic technology.  As of December 31, 2010, WBE owed us approximately $9,815,000 pursuant to a senior secured note that includes the Company’s payments on WBE’s Security National Bank loan which had an original amount of approximately $1,985,000and a balance of approximately $1,272,000 as of December 31, 2010.  There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the Company. We do not anticipate that we will have a positive cash flow from operations in 2011. Whether we have positive cash flow in 2011 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects started in September 2010 and other operational revenue primarily related to feedstock testing.  A significant portion of our business is still in the research and development phase and we expect to continue to incur losses until we have sold licenses or have our own plant(s) operating.

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

During the period from our inception to December 31, 2010, we have incurred significant net losses. At December 31, 2010 and December 31, 2009, we had negative working capital (i.e. current assets less current liabilities) of approximately $12.7 million and $6.4 million, respectively. Total liabilities exceeded total assets by approximately $16.8 million and $3.2 million at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, our operating activities used a net of approximately $4,111,000 of cash. This reflected a net loss of approximately $20,903,000 and decreases in billings in excess of costs and estimated earnings on uncompleted contracts (approximately $1,641,000 attributable to management’s assessment that the MRE construction management and engineering services contract was completed) and accrued payroll and other liabilities (approximately $188,000 - primarily due to the elimination of a $300,000 accrual for consulting fees offset by accruals for arbitration awards) as well as increases in restricted cash (approximately $1,345,000 related to the Petrobras project), inventories (approximately $285,000 - primarily feedstock for the Petrobras project) and prepaid expenses (approximately $145,000 - primarily Petrobras project expenses).  These were largely offset by non-cash expenses of depreciation of approximately $1,642,000, debt extinguishment loss of approximately $5,088,000, unrealized loss of approximately $8,402,000 on the fair value of debt instruments, the $2,750,000 fair value of stock issued for the purchase of technology licensing rights, amortization of debt discount of approximately $230,000, stock based compensation expense of approximately $168,000 and an increase in deferred income (approximately $2,035,000 - primarily related to the Petrobras project).

During the year ended December 31, 2009, our operating activities used a net of approximately $5,461,000 of cash. This reflected a loss of approximately $8,247,000 from continuing and discontinued operations and a decrease in accounts payable of approximately $388,000.  These were largely offset by depreciation of approximately $1,901,000, a decrease in receivables (approximately $434,000 primarily resulting from reserving most trade account balances) and an increase of approximately $694,000 in accrued payroll and other liabilities (of which an estimated $420,000 was attributable to consulting fees).

Net Cash from Continuing Operations - Investing Activities

Net cash used in investing activities was approximately $1,068,000and $165,000 for the years ended December 31, 2010 and 2009, respectively.  These funds were primarily used for the purchase of property, plant, and equipment for the WBE facility.

Net Cash from Continuing Operations – Financing Activity

Net cash provided by our financing activities was approximately $8,621,000 for the year ended December 31, 2010. During this period, we received approximately $6,052,000 in net proceeds from the issuance of promissory notes and approximately $3,015,000 in net proceeds from the issuance of common stock offset by approximately $696,000 of net payments in short-term borrowings and long-term debt.

Net cash provided by our financing activities was $4,993,000 for the year ended December 31, 2009. During this period, we received approximately $6,265,000 in net proceeds from the private placement of common stock offset by approximately $1,272,000 of payments in short-term borrowings and long-term debt.

Annual Results of Operations

Revenue

The Company recorded approximately $4,069,000 in revenue for the year ended December 31, 2010 compared to zero revenue in the prior year.  This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse project and an increase in feedstock feasibility testing for potential future customers (aggregating approximately $2,428,000) as well as approximately $1,641,000 of revenue recognition of previously deferred income on the MRE construction management and engineering services contract.

Project Development Services Expenses

The company recorded approximately $859,000 of project development services costs for the year ended December 31, 2010, compared to an absence of these costs in the prior year. This increase in these costs is attributable to the Petrobras project and an increase in customer feedstock feasibility testing.

General and Administrative Expenses

General and administrative expenses of approximately $2,982,000 for the year ended December 31, 2010 compared to $4,022,000 for the year ended December 31, 2009, a decrease of approximately $1,040,000 or 26%.  This significant improvement was primarily attributable to decreases in personnel costs of $1,014,000, bad debts of $138,000, and the reduction in consulting fees of $420,000.  These reduced costs were partially offset by higher professional fees and expenses of approximately $222,000 (primarily project engineering ($138,000) and business development ($165,000) consulting fees offset by lower audit and accounting fees of $81,000), stock compensation expense of approximately $168,000, higher legal fees of approximately $416,000 attributable to litigation, including a $220,000 accrual for arbitration awards, and approximately $25,000 in other overhead costs.

Research and Development Expenses

Research and development expense of approximately $2,806,000 for the year ended December 31, 2010 compared to $3,951,000 for the year ended December 31, 2009, a decrease of approximately $1,145,000 or 29%.  This decrease is primarily related to the WBE plant shutdown during the first nine months of calendar 2010, resulting in approximately $324,000 lower personnel costs and a $779,000 reduction in plant operating costs (primarily production materials of $151,000, utilities of $252,000, repair and maintenance of $215,000, equipment rent of $114,000, land lease of $23,000) as well as lower depreciation of $289,000 offset by increases of $37,000 in stock compensation,  $146,000 in laboratory operating costs, $42,000 in tools and supplies and $23,000 in engineering professional fees and permitting costs.

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010, the Company issued 1,500,000 shares of common stock, with a fair value of $1.10 per share, and $1,050,000 in cash, for an aggregate of $2,700,000, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements.  The Company also issued, pursuant to the Master Collaboration Agreement, 1,000,000 shares of common stock with a fair value of $1.10 per share, for an aggregate of $1,100,000, to add blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

In a Termination Agreement dated September 24, 2010, the Company paid approximately $54,000 to Greenext Energy Europe SA (“Greenext”) to purchase the sublicense for the Company’s technology licensing rights which Greenext had previously acquired.

There were no such agreements in calendar 2009.

Other Expense, Net

Other net expense was approximately $14,174,000 for the year ended December 31, 2010 and was comprised of approximately $5,088,000 from the debt extinguishment loss related to the conversion of previously issued debt into convertible promissory notes, approximately $8,402,000 in the unrealized loss on the fair value of debt instruments related to the issuance of convertible promissory notes, $705,000 of interest expense offset by approximately $18,000 in other income.  Other net expense was approximately $262,000 in other expense for the year ended December 31, 2009 and was comprised of approximately $195,000 of interest expense and the $150,000 technology rights buy back from O2D in 2009 offset by offset by approximately $49,000 of interest income and approximately $34,000 in miscellaneous income.

Subsequent Developments

Organizational Changes

Effective March 2, 2010, Mr. Corcoran resigned his position as the Company’s CEO and President and terminated his employment agreement with the Company.  As of the same date, Mr. Corcoran entered into a consulting agreement with the Company, pursuant to which he continued to provide certain services relating to the Company’s general U.S. operations.  During the four months of service under his consulting agreement, Mr. Corcoran received $12,251 per month.    The Company also: (i) issued to Mr. Corcoran an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10, exercisable for three years; and (ii) released 594,046 shares of common stock from the lock-up agreement between Mr. Corcoran and the Company dated September 30, 2008. The consulting agreement was terminated by the Company following the expiration of the first four months of the agreement and by Mr. Corcoran upon 10 days’ notice.

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

Effective March 8, 2010, the Company entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross.  The Company’s Brazilian subsidiary, when formed, will fund the payment obligations under the consulting agreement.  An initial payment of $24,000 U.S. was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000 U.S.  The consulting agreement may be terminated upon 90 days’ notice by either party.  This agreement was subsequently amended, as part of the Master Collaboration Agreement between the Company and add blue, to change the monthly fee to $20,000 U.S. per month.  It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office.

Mr. Gross has 15 years of international experience in the specialty chemical and biofuels industry as a project, business and marketing manager, consultant, business owner and investor.  Mr. Gross founded, and since 2004 has served as managing partner of, add blue Consultoria Ltda., a consulting company established to develop business opportunities in the renewable energy and biofuels markets.  From 2007 through 2008, he was involved in the sourcing, developing and managing of greenfield sugarcane projects for AlternaAgri-Energy Ltda.  From 2006 through 2007, he engaged in general management and business development relating to biofuels for Conergy Group and from 2004 through 2007 he provided general management and business development services to 02Diesel Ltda.  Mr. Gross speaks Portuguese, German, English and French and holds a degree in Business Administration from Bayreuth University in Germany.

Effective March 2, 2010, David Litzen resigned as a Director of the Company.  Mr. Litzen served as a Director of the Company since October 1, 2008 and was a member of the Nominating Committee.  Effective November 10, 2010, Mr. Litzen, a Vice President and Chief Technology Officer for the Company, resigned from his position with KL Energy Corporation in order to pursue other interests.  Pursuant to a Separation and Release Agreement related to this resignation, Mr. Litzen’s 4,356,336 shares, previously controlled by an Escrow Agreement, shall remain in escrow until the earlier of November 1, 2012 or upon attaining nameplate capacity in the first new commercial cellulosic ethanol plant constructed using the Company’s proprietary technology.   The Company and Mr. Litzen also signed a Consulting Agreement (“Agreement”) whereby Mr. Litzen will provide technical engineering and other support services as an independent contractor.  This Agreement may be terminated by either party after four months and with five days’ notice.  Mr. Litzen will be paid $1,000 per day for specific tasks with a guaranteed minimum compensation of $60,000 during the first four months of service und upon compliance with certain conditions.  In addition, if the Agreement is terminated by the Company after the first four months, Mr. Litzen will be paid a $26,000 bonus.

Effective December 17, 2010, Dennis Harstad resigned as Vice President, Plant Operations and Secretary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 8.FINANCIAL STATEMENTS.

The consolidated financial statements, the notes thereto, and the report thereon of Ehrhardt, Keefe, Steiner, &Hottman PC dated March 16, 2011, are filed as part of this report starting on page F-1 below.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective due to the material weaknesses identified below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting was not effective.

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.  These weaknesses include:
•	weak segregation of cash duties (such as expenses did not have adequate approval and bank reconciliations were not approved;
•	journal entries not approved by a non-preparer;
•	documentation, including signed contracts;
•	inadequately supported various transactions, and
•	inadequate internal technical expertise related to GAAP and SEC issues and regulations.

In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2009,we have taken, and continue to take, the following actions during the period covered by this report:

☐	mandated the segregation of duties regarding cash transactions;

☐	increased the oversight and review functions over internally developed documentation;

☐	maintained a Disclosure Committee to review material developments at the Company, as well as the effectiveness of the Company’s disclosure controls and procedures;

☐	engaged a Chief Financial Officer and outside securities counsel, both with SEC reporting experience, and

☐
utilized, as needed, a third-party financial consulting firm to assist management in evaluating complex accounting issues and implement a system to improve control and review procedures over all financial statement and account balances.

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during calendar 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information regarding directors appearing under the caption “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference.  Information relating to disclosure of delinquent Form 3, 4, and 5 filers is incorporated by reference to the information appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Shareholders.

Information regarding our Audit Committee financial expert appearing under the caption “Information with Respect to Standing Committees of the Board of Directors and Meetings” in our Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding our Code of Ethics appearing under the caption “Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference.  The Code of Ethics has been filed with the Commission and is posted on our website at www.klenergycorp.com in the  “Investor Relations” section.

Information regarding executive officers appearing under the caption “Executive Officers of the Company” in our Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

Information appearing under the captions “Compensation of Directors” and “Executive Compensation” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Security Ownership of Certain Beneficial Owners” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain related transactions appearing under the caption “Certain Business Relationships” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services appearing under the caption “Ratification of Independent Auditors” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 15.  EXHIBITS
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

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

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

10.5
Employment Agreement dated January 1, 2010 between the registrant and David Litzen, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.6
Employment Agreement dated January 1, 2010 between the registrant and Dennis Harstad, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.7
Employment Agreement dated January 1, 2010 between the registrant and Steve Corcoran, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.11
Securities Purchase Agreement, dated February 24, 2009, between the registrant and accreditedinvestors, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2008, filed March 30, 2009.

10.12
Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2008, filed March 30, 2009.

10.13
Securities Purchase Agreement, dated October 2, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.14
Securities Purchase Agreement, dated November 17, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.15
Securities Purchase Agreement, dated December 16, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.16
Securities Purchase Agreement, dated January 6, 2010, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.17	Consulting agreement between the registrant and CMN, Inc./Alan Rae, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.18	Consulting agreement between the registrant and Steven Corcoran, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.19	Promissory Note between registrant and Randy Kramer, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.20	Joint Development Agreement between KL Energy Corporation and Petrobras America Inc., dated August 23, 2010 (incorporated by reference to our Form 8-K filed on August 30, 2010)

10.21	Termination Agreement between KL Energy Corporation and Greenext Energy Europe S.A., dated September 24, 2010(incorporated by reference to our Form 8-K filed on October 5, 2010)

10.22	Joint Development Agreement between KL Energy Corporation and Petrobras America Inc., dated August 23, 2010 (incorporated by reference to our Form 8-K filed on August 30, 2010).

10.23	Master Collaboration Agreement between KL Energy Corporation and add blue Consultoria Ltda., dated September 1, 2010 (incorporated by reference to our Form 8-K filed on October 5, 2010)

10.24	Master Collaboration Agreement Addendum between KL Energy Corporation and add blue Consultoria Ltda., dated January 17, 2011

10.25	Form of Note and Warrant Purchase Agreement (incorporated by reference to our Form 8-K filed on December 17, 2010)

10.26	Form of Secured Convertible Promissory Note (incorporated by reference to our Form 8-K filed on December 17, 2010).

10.27	Form of Common Stock Purchase Warrant (incorporated by reference to our Form 8-K filed on December 17, 2010).

21	List of Subsidiaries, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as AdoptedPursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KL Energy Corporation
March 16, 2011
	By:	/s/ Peter Gross
Peter Gross, Chief Executive Officer and President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE
/s/ Peter Gross	President and Chief Executive Officer	March 17, 2011
Peter Gross	(Principal Executive Officer)

/s/ Thomas J. Bolan	Chief Financial Officer	March 17, 2011
Thomas J. Bolan	(Principal Accounting Officer)

/s/ Alan Rae	Chairman of the Board, Director	March 17, 2011
Alan Rae

/s/ Thomas Schueller	Director	March 17, 2011
Thomas Schueller

/s/ Alain Vignon	Director	March 17, 2011
Alain Vignon

/s/ Alain Poncelet	Director	March 17, 2011
Alain Poncelet

/s/ Pedro de Boeck	Director	March 17, 2011
Pedro de Boeck

 INDEX TO EXHIBITS

Exhibit Number	Description

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

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

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

10.5
Employment Agreement dated January 1, 2010 between the registrant and David Litzen, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.6
Employment Agreement dated January 1, 2010 between the registrant and Dennis Harstad, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.7
Employment Agreement dated January 1, 2010 between the registrant and Steve Corcoran, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.11
Securities Purchase Agreement, dated February 24, 2009, between the registrant and accredited investors, incorporated by reference to our Annual Report on Form 10-K for the year ended  December31, 2008, filed March 30, 2009.

10.12
Amendment to Loan Agreement, dated March 27, 2009 between Western Biomass Energy, LLC and Security National Bank of Omaha, and related Guaranty by registrant, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2008, filed March 30, 2009.

10.13
Securities Purchase Agreement, dated October 2, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.14
Securities Purchase Agreement, dated November 17, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended  December 31, 2009, filed March 9, 2010.

10.15
Securities Purchase Agreement, dated December 16, 2009, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.16
Securities Purchase Agreement, dated January 6, 2010, between the registrant and an accredited investor, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

10.17	Consulting agreement between the registrant and CMN, Inc./Alan Rae, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.18	Consulting agreement between the registrant and Steven Corcoran, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.19	Promissory Note between registrant and Randy Kramer, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010

10.20	Joint Development Agreement between KL Energy Corporation and Petrobras America Inc., dated August 23, 2010 (incorporated by reference to our Form 8-K filed on August 30, 2010)

10.21	Termination Agreement between KL Energy Corporation and Greenext Energy Europe S.A., dated September 24, 2010(incorporated by reference to our Form 8-K filed on October 5, 2010)

10.22	Joint Development Agreement between KL Energy Corporation and Petrobras America Inc., dated August 23, 2010 (incorporated by reference to our Form 8-K filed on August 30, 2010).

10.23	Master Collaboration Agreement between KL Energy Corporation and add blue Consultoria Ltda., dated September 1, 2010 (incorporated by reference to our Form 8-K filed on October 5, 2010)

10.24	Master Collaboration Agreement Addendum between KL Energy Corporation and add blue Consultoria Ltda., dated January 17, 2011

10.25	Form of Note and Warrant Purchase Agreement (incorporated by reference to our Form 8-K filed on December 17, 2010)

10.26	Form of Secured Convertible Promissory Note (incorporated by reference to our Form 8-K filed on December 17, 2010).

10.27	Form of Common Stock Purchase Warrant (incorporated by reference to our Form 8-K filed on December 17, 2010).

21	List of Subsidiaries, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed March 9, 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as AdoptedPursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

KL Energy Corporation

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010 and 2009

KL Energy Corporation
Financial Statements and Notes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KL Energy Corporation and Subsidiaries
Rapid City, South Dakota

We have audited the accompanying consolidated balance sheets of KL Energy Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KL Energy Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 16 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner &Hottman PC

March 17, 2011
Denver, Colorado

KL Energy Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$3,507,676	$65,049
Restricted cash	1,345,442	-
Trade receivables, net of allowance for doubtful accounts of $454,874 and $393,840, respectively	-	35,000
Accounts receivable - related parties	-	1,034
Inventories	299,594	14,975
Prepaid expenses and other assets	284,161	138,765
Deferred issuance costs	-	135,000
Total Current Assets	5,436,873	389,823

Non-Current Assets
Property, Plant and Equipment, Net	2,924,109	3,501,197

Total Assets	$8,360,982	$3,891,020

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilites
Convertible promissory notes payable	$11,434,043	$-
Current maturities of long-term debt	1,285,940	1,851,389
Current maturities of subordinated debt-related party	426,589	262,500
Accounts payable	1,792,830	1,672,156
Accounts payable-related parties	11,553	48,234
Billings in excess of costs and estimated earnings	-
on uncompleted contracts	-	1,640,588
Accrued payroll	76,995	203,161
Other liabilities	708,024	770,052
Deferred revenue	2,035,178	-
Current liabilities of discontinued operations	316,431	356,970
Total Current Liabilities	18,087,583	6,805,050

Warrant derivative liability	7,092,275	-
Long-term debt, less current maturities	12,272	9,121
Long-term debt-subordinated-related party	-	297,500
Total Long-Term Debt	7,104,547	306,621
Total Liabilities	25,192,130	7,111,671

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 50,893,309 and 45,029,894 shares issued and outstanding as of December 31, 2010 and 2009, respectively	50,893	45,029
Additional paid-in capital	14,347,074	7,060,161
Accumulated deficit	(29,091,651)	(9,267,385)
Deficit attributable to KL Energy Corporation	(14,693,684)	(2,162,195)
Noncontrolling interest	(2,137,464)	(1,058,456)
Total Stockholders' Deficit	(16,831,148)	(3,220,651)

Total Liabilities and Stockholders' Deficit	$8,360,982	$3,891,020

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations

	Years Ended
	December 31,
	2010	2009

Revenue
Project development services	$2,428,438	$-
Engineering and management contracts	1,640,588
Total Revenue	4,069,026	-

Operating Expenses
Project development services	859,046	-
General and administrative	3,202,407	4,021,545
Research and development	2,806,297	3,950,675
Acquisition of licensing rights	3,853,920	-
Total Operating Expenses	10,721,670	7,972,220

Loss from Operations	(6,652,644)	(7,972,220)

Other Expense, Net:
Other income (expense)	18,914	(116,289)
Interest income	1,558	48,522
Interest expense	(704,832)	(194,679)
Debt extinguishment loss	(5,087,521)	-
Unrealized loss on fair value of debt instruments	(3,447,003)	-
Derivative expense	(4,955,044)	-
Total Other Expense, Net	(14,173,928)	(262,446)

Loss from continuing operations, before tax	(20,826,572)	(8,234,666)
Income taxes	-	-
Loss from continuing operations, net of tax	(20,826,572)	(8,234,666)

Loss from discontinued operations, net of tax	(76,702)	(12,000)

Net Loss	(20,903,274)	(8,246,666)

Net loss attributable to noncontrolling interests	1,079,008	1,251,855

Net Loss Attributable to KL Energy Corporation	$(19,824,266)	$(6,994,811)

Net Loss Per Share, basic and diluted:
Loss from continuing operations attributable to KL Energy Corporation common stockholders	$(0.41)	$(0.19)
Loss from discontinued operations attributable to KL Energy Corporation common stockholders	-	-
Net loss attributable to KL Energy Corporation common stockholders	$(0.41)	$(0.19)

Weighted Average Common Shares Outstanding	48,139,912	36,618,280

Amounts attributable to KL Energy Corporation common stockholders:
Loss from continuing operations, net of tax	$(19,747,564)	$(6,982,811)
Loss from discontinued operations, net of tax	(76,702)	(12,000)
Net Loss	$(19,824,266)	$(6,994,811)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit

				Additional			Total
	Common Stock		Stockholders'	Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Contributions	Capital	Deficit	Interest	Deficit

Balance - December 31, 2008	15,622,953	$15,623	$-	$26,842	$(2,272,574)	$193,399	$(2,036,710)

Issuance of shares in private placements	24,106,060	24,105	-	6,825,895	-	-	6,850,000
Issuance of shares in settlement of payables	5,205,569	5,206	-	1,140,019	-	-	1,145,225
Issuance of shares in settlement of accrued liabilities	95,312	95		152,405			152,500
Legal, professional and placement fees	-	-	-	(1,085,000)			(1,085,000)
Net loss attributed to noncontrolling interests	-	-	-	-		(1,251,855)	(1,251,855)
Net loss	-	-	-	-	(6,994,811)	-	(6,994,811)

Balance - December 31, 2009	45,029,894	$45,029	$-	$7,060,161	$(9,267,385)	$(1,058,456)	$(3,220,651)

Issuance of shares in private placements	3,348,484	3,349	-	3,346,651	-	-	3,350,000
Legal, professional and placement fees	-	-	-	(470,000)	-	-	(470,000)
Debt discount on convertible promissory note	-	-	-	1,495,000	-	-	1,495,000
Stock based compensation	14,931	15	-	167,762	-	-	167,777
Issuance of shares for purchase of technology licensing rights	2,500,000	2,500	-	2,747,500	-	-	2,750,000
Net loss attributable to noncontrolling interests	-	-	-	-	-	(1,079,008)	(1,079,008)
Net loss	-	-	-	-	(19,824,266)	-	(19,824,266)

Balance - December 31, 2010	50,893,309	$50,893	$-	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(20,903,274)	$(8,246,666)
Adjustments to reconcile net loss by cash used in operating activities:		-
Depreciation	1,642,317	1,900,843
Allowance for doubtful accounts	61,034	12,159
Loss (gain) an sale of assets	2,275	48,821
Stock based compensation expense	167,777	-
Debt extinguishment loss	5,087,521	-
Unrealized loss on fair value of debt instruments	3,447,003	-
Derivative expense	4,955,044	-
Issuance of stock for licensing rights	2,750,000	-
Amortization of debt discount	301,748	-
Amortization of debt issuance cost	-	-
Changes in current assets and liabilities:
(Increase) decrease in:
Restricted cash	(1,345,442)	-
Receivables	(25,000)	422,129
Inventories	(284,619)	73,280
Prepaid expenses and other assets	(145,397)	21,577
Increase (decrease) in:		-
Accounts payable	43,454	(387,773)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,640,588)	-
Deferred income	2,035,178	-
Accrued payroll and other liabilities	(188,194)	694,513
Net Cash Used In Operating Activities	(4,039,163)	(5,461,117)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,050,148)	(164,056)
Proceeds from the sale of fixed assets	1,574	(775)
Net Cash Used in Investing Activities	(1,048,574)	(164,831)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(331,225)	(250,000)
Proceeds from subordinated debt – related parties, net	-	-
Payments on subordinated debt - related parties, net	(133,411)	(40,000)
Payments on long-term debt principal	-	(982,104)
Proceeds from convertible debt	5,980,000	-
Debt issuance costs	-	-
Legal, professional and placement fees	(335,000)	(585,000)
Proceeds from issuance of common stock	3,350,000	6,850,000
Net Cash Provided by Financing Activities	8,530,364	4,992,896

Net Increase (Decrease) in Cash and Cash Equivalents	3,442,627	(633,052)

Cash and cash equivalents at beginning of period	65,049	698,101
Cash and cash equivalents at end of period	$3,507,676	$65,049

Supplemental Disclosures of Cash Flow Information
Interest paid	$85,803	$116,878
Conversion of accounts payable and accrued liabilities to common stock	-	937,725
Conversion of deferred issuance costs payable to common stock	-	45,000
Deferred issuance costs netted in equity	135,000	185,000
Deferred issuance costs paid in common stock	-	315,000
Settlement of accounts payable with debt	-	335,000
Equipment financed with debt	18,927	58,735
Purchase of equipment with note payable	-	32,114
Debt discount	1,495,000	-
Note payable and accrued interest exchanged for convertible debt	321,508

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

For accounting purposes, the Merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of KLPDG, a South Dakota limited liability company that was organized in April 2003, and commenced business operations in January 2006.

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services forcellulose based ethanol ("CBE") second generation (“2nd Gen”) integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets..

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of 2nd Gen facilities.

In addition, the Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates what we believe to be one of the first second-generation cellulose based ethanol ("CBE") demonstration plants in the United States.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and was designed to convert wood products and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year.  We are currently in the process of a significant upgrade to this facility in order to meet the testing and performance requirements in a joint development agreement with Petrobras America, Inc. (“Petrobras”).  This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.  During the years ended December 31, 2009 and 2010, a commercially viable grade of ethanol was developed but not produced in commercial quantities and has not yet been marketed to the public.

The Company also distributed ethanol blended fuel, through its majority-owned Patriot Motor Fuels, LLC (Patriot) to two service stations located in South Dakota and Nebraska.  As a result of pricing and competitive factors, the Patriot business was discontinued in January 2009.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC, which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC) which sold wholesale ethanol.  Both businesses were discontinued as a result of the severe change in the economics of the grain-based ethanol industry but especially due to the Company’s re-focus on cellulosic second generation ethanol commercialization efforts.

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

KL Energy Corporation
Notes to Consolidated Financial Statements

 (1) Nature of Business and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates are significant to the Company’s consolidated financial statements: revenue recognition, costs to complete long-term contracts, useful lives of property, plant and equipment, impairment of long-lived assets, going concern analysis, valuation allowance on deferred tax assets, the allowance for doubtful accounts, fair value of convertible promissory notes and fair value of warrants.

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

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company held cash in excess of federally insured limits of approximately $3.1 million and $0 as of December 31, 2010 and 2009, respectively.

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

Concentration of Credit Risk

The Company had one customer who accounted for approximately 92% of revenues for the year ended December 31, 2010.  At December 31, 2010, the Company did not have any trade accounts receivable.  In calendar 2009, the Company did not record any sales.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation expense is computed using the straight–line method over the estimated useful lives of the assets, generally three to five years except for leasehold improvements which are amortized over the lease term.  Costs incurred relating to construction-in-progress for plant facilities are capitalized when those costs are for the active development of the facility.   Depreciation commences when the construction activity is completed and the additional assets are available for use. Maintenance and repairs are charged to operations as incurred. Useful lives of property, plant and equipment are as follows:

Years
Plant and Plant Equipment	5
Office Furnishings and Equipment	3 - 7
Vehicles	5 - 10

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment when events and circumstances warrant such a review.  The net carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  Approximately 90% of the Company’s net property, plant and equipment is attributable to the research and development facility in Upton, WY which was completed in August 2007.

In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows, useful lives and other factors to determine the fair value of the respective assets.   This facility is used for developing new, or refining old, cellulosic ethanol technology.  It is the Company’s intent that this facility’s alternative future use will involve the production and sale of small but commercial quality volumes of ethanol and lignin and currently there are no indicators that the Company will be unable to execute its business plan.  This alternative use is expected to generate positive cash flow in future years and is currently generating revenue from funded research arrangements.

Debt Issuance Costs

Debt issuance costs represent direct expenses of debt financing.  These costs are generally amortized over the life of the related debt and charged to interest expense using the effective interest method.

Revenue and Cost Recognition

Revenue from joint development and funded research arrangements are accounted for using the proportional performance method under which revenue is recognized over the service term of such agreements.    If estimated total costs on this contract indicate a loss, we charge the entire estimated loss to operations in the period in which the loss becomes known. The cumulative effect of revisions to revenue, and estimated costs to complete this contract, are recorded in the accounting period in which the events indicating a loss or change in estimates are known and the loss can be reasonably estimated.  Amounts billed in excess of revenue recognized are included in deferred income.

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

Recognition of amounts of additional contract revenue relating to claims is made only if it is probable that the claim will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:

1.	The contract or other evidence provides a legal basis for the claim; or a legal opinion has been obtained, stating that under the circumstances there is a reasonable basis to support the claim.
2.	Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.
3.	Costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed.
4.	The evidence supporting the claim is objective and verifiable, not based on management's feel for the situation or on unsupported representations.

If the foregoing requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred.

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents deferred revenue on projects.

Research and Development Costs

Research and development costs include direct labor, depreciation, and other direct expenses including those incurred in the operations of the CBE plant in Upton, Wyoming and are expensed as incurred.

KL Energy Corporation
Notes to Consolidated Financial Statements

(1) Nature of Business and Significant Accounting Policies (continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.  Included in operating expenses are advertising and promotion expenses of approximately $71,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively.

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

Hybrid Financial Instruments and Warrants

The Company accounts for hybrid financial instruments (convertible notes with embedded derivative features such as  conversion options and down-round protection) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. Changes in the fair value in subsequent periods are recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and as derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Notes6 and 7.

Fair Value of Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of December 31, 2010 and 2009 due to the relatively short maturity of these instruments.

The carrying amount of the Company’s debt outstanding, other than the Secured Convertible Promissory Notes described in Note 6, approximates their fair values as of December 31, 2010 and 2009 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

The Company records the secured convertible promissory notes and related warrants at fair value as more fully discussed in Note 7.

Warranty Costs

The Company provides warranties on the engineering and construction management services it provides.  The Company has not had to provide warranty services in the past, and management does not anticipate significant warranty liability for work performed through December 31, 2010.  Therefore, no allowance for warranty costs has been recorded.

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

For the years ended December 31, 2010 and 2009, the Company’s outstanding convertible notes, stock options and stock warrants were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Reclassifications

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.  Specifically, in the statement of operations, we reclassified approximately $625,695 of expenses in calendar 2009 that were previously included in general and administrative expenses but that were more appropriately includable in research and development expenses.

Segment Information

The Company follows established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas, and major customers.  These standards define operating segments as components of a company about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. Reference should be made to Note 18 for a further discussion of the Company’s business segments.

(2) Recently Issued Accounting Pronouncement

Effective January 1, 2010, the Company adopted new authoritative guidance for fair value measurements and disclosures requiring additional disclosures related to transfers in and out of Levels 1 and 2 fair value measurements, inputs and valuation techniques used to value Level 2 and 3 measurements and fair value disclosures for each class of asset and liability for Levels 1, 2, and 3.  Effective January 1, 2011, the Company will adopt the new guidance requiring that purchases, sales, issuances, and settlements in the rollforward activity in Level 3 measurements be disclosed. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 7,“Fair Value Considerations”, for further details regarding the Company’s assets and liabilities measured at fair value.

(3) Inventories

Inventories primarily consisted of raw materials of approximately $300,000 and $15,000 at December 31, 2010 and 2009, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements

(4)  Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of:

	December 31,	December 31,
	2010	2009
Plant and Plant Equipment	$7,398,383	$7,402,413
Office Furnishings and Equipment	458,476	274,103
Vehicles	51,698	51,698
Construction in progress	878,237	-
	8,786,794	7,728,214
Less Accumulated Depreciation	(5,862,685)	(4,227,017)
Total Property, Plant, and Equipment, Net	$2,924,109	$3,501,197

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  Construction in progress reflects various WBE facility upgrades pursuant to the Joint Development Agreement with Petrobras.  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $68,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively.  Included in research and development expense is depreciation expense of approximately $1,574,000 and $1,858,000 for the years ended December 31, 2010 and 2009, respectively.

(5) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted long-term contracts as of December 31, 2009:

Costs Incurred on Uncompleted Contracts	$5,112,225
Estimated Earnings	2,421,920
7,534,145
Less Billings to Date	(9,174,733)
$(1,640,588)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	—
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts	(1,640,588)
$(1,640,588)

Based on an assessment of the Company’s one remaining construction management and engineering services contract with Midwest Renewable Energy, LLC (“MRE”), management concluded that the Company had performed all contract requirements and there were no excess billings.  As such, the remaining balance of this deferred revenue was recognized in December 2010 and is included in revenue in the consolidated statements of operations.

The Company provided construction management and engineering services for the construction of a new biofuels production facility for a total estimated cost to Willmark Energy, Inc. (“Willmark”) of $5,980,000.   Billings on this contract exceed costs and estimated earnings by approximately $399,000 at December 31, 2008.  During 2008, Willmark proposed a change order to revise the scope of the work to include only engineering services and to reduce the total contract to $4,660,000.   Willmark subsequently requested arbitration to settle this dispute.  In February 2010, this dispute was settled with a requirement that Willmark pay $35,000 to KL and this amount is included in other income in the 2009 consolidated statement of operations.  This settlement also resulted in the reversal of billings in excess of costs on uncompleted contracts of approximately $399,000.

KL Energy Corporation
Notes to Consolidated Financial Statements

(6) Secured Convertible Promissory Notes and Derivative Warrant Liability

In November 2010, KL Energy Corporation (the “Company”) consummated a financing with several accredited investors pursuant to a Note and Warrant Purchase Agreement (the ”Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company issued to the investors secured convertible promissory notes (the “Notes”), and related stock purchase warrants (the “Warrants”), for an aggregate purchase price of $4,480,000 (excluding $1,821,508 of existing promissory notes that were converted into these new Notes and Warrants). The exchange of $1,821,508 of existing promissory notes for the new notes and warrants were accounted for as an extinguishment of debt with the difference between the fair value of the new debt instrument and the carrying value of the old debt instrument reflected as a debt extinguishment loss in the consolidated statements of operations. In order to induce each Iinvestor to extend the credit evidenced by the Notes, the Company entered into the Security Agreement, which granted a security interest of first priority in all right, title and interests of the Company in and to all of the Company’s property which has not already been covered by liens. The Purchase Agreement also provides each Investor with the right of first offer, within 10 days of being notified, to purchase its pro-rata share of capital stock which the Company proposes to issue in a subsequent equity financing.

Approximately $3.8 million of the gross proceeds from the financing came from existing investors.  Each Note carries an interest rate of 10.0% per annum and is payable eight months after its issuance.  In the event the Company consummates, prior to the maturity date of the Notes, an equity financing pursuant to which it sells shares of its capital stock for an amount of not less than $15,000,000 and with the principal purpose of raising capital (a “Qualified Equity Financing”), then the investor may elect to convert all or part of the outstanding principal amount and the accrued but unpaid interest under such Note into shares of the capital stock at the same price and on the same terms as the other investors that participate in the Qualified Equity Financing.  In the event that a merger or sale of the Company’s assets (a “Liquidity Event”) occurs prior to the maturity date of the Notes, all or a portion of the outstanding principal amount and all accrued but unpaid interest under the Note will be convertible at the option of the investor into that number of shares of the Company’s capital stock as is determined by dividing such principal amount and accrued interest by 80% of the price per share of the Company’s capital stock determined as of the date of the Liquidity Event.  In lieu of the conversion of the Note, the investor may demand payment of the principal and accrued but unpaid interest outstanding as of the date of the Liquidity Event.  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of two years following the maturity date.

The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of two years following the maturity date. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and liability classification, at fair value.  Accounting guidance provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, the Company elected this alternative and has recorded the Convertible Notes at fair value.

KL Energy Corporation
Notes to Consolidated Financial Statements

(6) Secured Convertible Promissory Notes and Derivative Warrant Liability (continued)

Pursuant to the terms of the Purchase Agreement, each investor was issued a Warrant that entitled the investor to purchase, within four years of each Note’s maturity date, shares of the Company’s capital stock that equals the quotient obtained by dividing (a) the warrant coverage amount by (b) either the price paid by investors of a Qualified Equity Financing or $1.10 per share if exercised in the absence of a Qualified Equity Financing. The warrant coverage amount is 140% of the number of shares convertible under the Note at the maturity date; provided, however, if the Note is converted either in whole or in part at any time during the term of the Note or upon the maturity date, then the 140% used in the calculation of the warrant coverage amount shall be increased to 170%. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of four years following the maturity date.

The Company also concluded that the warrants, which are derivatives by definition, did not meet the principal exemption to liability classification and measurement. Accordingly, the Warrants are classified as a liability and are subject to the classification and measurement standards for derivative financial instruments.

A summary of warrants issued by the Company is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Outstanding December 31, 2009	3,125	$6.00	0.25
Warrants issued	9,738,694	$1.10	3.75
Outstanding December 31, 2010	9,741,819	$1.10	3.75

As of December 31, 2009, and pursuant to the terms of the Securities Purchase Agreements dated September 30, 2008 among the Company and two accredited investors, the Company had issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock.  The purchase price per unit was $8.00 per unit for an aggregate price of $25,000.

The fair value of the Notes and warrants issued in exchange for the existing promissory notes (face value $1,821,508) exceeded the carrying value of the existing notes; therefore, a loss on extinguishment of $5,087,521 was recorded by the Company. In addition, the fair value of the remaining Notes and warrants exceeded the cash proceeds at issuance. Accordingly, the Company recorded a loss of $9,402,089 at issuance. This loss is included in the accompanying consolidated statement of operations as follows: $4,145,566 included in unrealized loss on fair value of debt instruments and $5,256,523 included in derivative expense.

(7) Fair Value Considerations

Authoritative guidance defines fair value as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in/and or out of fair value hierarchy as of the date on which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

KL Energy Corporation
Notes to Consolidated Financial Statements

(7) Fair Value Considerations(continued)

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS
Money market fund (included in cash and cash equivalents)	$1,074,791	-	-	$1,074,791

LIABILITIES
Hybrid debt instruments	$-	$-	$11,434,043	$11,434,043
Warrant derivative liabilities	-	-	7,092,275	7,092,275
	$-	$-	$18,526,318	$18,526,318

There were no financial assets that were accounted for at fair value on a recurring basis as of December 31, 2009, by level within the fair value hierarchy. The Hybrid financial instruments and derivative warrant liability were valued using the methodologies and the assumptions discussed in the following paragraphs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Derivatives and Warrants as of December 31,
	2010	2009
Balance as of January 1	$-	$-
Total gains (realized or unrealized):
Included in earnings	(1,000,042)	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	19,526,360	-
Transfers in and out of level 3	-	-
Balance as of December 31	$18,526,318	$-

Increase in unrealized gains included in earnings relating to derivatives still held as of December 31,	$1,000,042	$-

The Convertible Notes were valued in their entirety based upon the aggregate values of the individual components giving rise to value in the financial instrument. These components consist of the Forward Contract, the anti-dilution effected ECF and the post-conversion down-round, anti-dilution protection (Post Conversion Put). This method was selected among other available methods because it embodies all material assumptions (both debt and equity risk related) that market participants would likely consider in an orderly exchange of the financial instrument.

The following table summarizes the composition of the fair values on the inception dates and as of December 31, 2010, with a summary of each of the components following the table:

Components:	November 18, 2010	December 31, 2010
Forward component	$6,036,183	$6,082,344
ECF, adjusted for anti-dilution	1,369,146	842,111
Post Conversion Put	4,727,277	4,509,588
Hybrid fair value	$12,132,606	$11,434,043

The Forward Component represents the discounted cash flows arising from the principal and interest at the contractual coupon and applying the contractual payment terms. The discount rates amounted to 18.54% and 18.61% at November 18, 2010 and December 31, 2010, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements

(7) Fair Value Considerations (continued)

The Embedded Conversion Feature, or ECF, was valued using Monte Carlo Simulations (“MCS”). The MCS technique, which is an option-based cash-flow model. In addition to the typical assumptions in a closed-end option model, such as volatility, risk free rate, credit risk and redemption behaviors, MCS breaks down the time to expiration into potentially a large population of time intervals and steps.

Significant inputs into the MCS Valuation Technique were as follows:

Embedded Conversion Feature Inputs:	November 18, 2010	December 31, 2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.92	$0.89

Contractual conversion price	$1.10	$1.10
Adjusted conversion price (anti-dilution price)	$1.09	$1.098

Volatility range over nodes	86% - 136%	59% - 112%
Effective volatility	117.89%	90.95%

Interest range over nodes	5% - 11%	6% - 11%
Effective interest	7.32%	8.84%

Yield range over nodes	18.54%	18.61%
Effective yield	18.54%	18.61%

The Fair value of Common Stock represents what a market participant would consider a fair value of the underlying security to establish the intrinsic value present in the arrangement or feature. The Company’s listed stock price was $2.50 at December 31, 2010 but the stock was deleted from the OTCBB in March 2010 and is not actively traded.  As such, management believes that the $1.10 per share price used in private placement transactions since October 2010 is indicative of the value market participants would pay. Such price is a better indicator of value than the listed price and, accordingly, was used in the calculations. The dilution adjusted value gives effect to potentially dilutive securities (warrants, stock options and conversion features) using the Noreen-Wolfson Equilibrium Pricing Model (“NW Model”). A dilution adjusted fair value is particularly relevant and valid when trading is extremely thin resulting in the presumption that trading activity likely would not give effect to potentially dilutive securities. The NW Model is a Black-Scholes based valuation technique that was utilized solely for generating the dilution adjusted fair value.

The contractual conversion price defined in the Convertible Notes is $1.10, but is subject to adjustment in the event of a financing arrangement in excess of $15,000,000 and at a per share price less than the contractual conversion price. There is a general presumption that a market participant would see more value in an option (freestanding or embedded) with this type of price protection compared to an option without such protection. Accordingly, the contractual conversion price is adjusted to give effect to the additional value (i.e. higher intrinsic value). The adjusted conversion price is computed using a Binomial Lattice model.

The Post Conversion Put refers to the extension of the down-round, anti-dilution protection to the underlying shares of common stock, if the convertible Notes are converted, for a period of two years following the maturity date. This feature was valued as a put derivative using a Binomial Lattice model.

KL Energy Corporation
Notes to Consolidated Financial Statements

(7) Fair Value Considerations (continued)

Significant inputs into the Binomial Lattice Valuation Technique (for puts) were as follows:

Post Conversion Put Inputs:	November 18, 2010	December 31, 2010

Contractual put price	$1.10	$1.10
Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$1.01	$1.00
Median selling price (projected selling price)	$0.70	$0.73

Probability that future round will be below the put price	88.21%	86.94%
Volatility over term to expiration	128.20%	122.58%
Risk free rate	0.77%	1.02%

The contractual put price is similar to a conversion price and reflects what a market participant would expect to establish the intrinsic value (protection) present in the arrangement. That is, upon a triggering event the holder can effectively put the stock back to the Company, although the feature provides for net settlement through the issuance of additional common shares.

The Median Selling Price and Probability, unlike a traditional written put, reflects a triggering price that will vary based upon the Company’s market prices. Accordingly, for purposes of estimating the value of the post conversion put, an estimate of the down round price was required. The median selling price represents the calculated price that shares would likely sell for in a down round during the term to expiration of the Post Conversion Put. The associated probability establishes the overall probability that the future financing will be below the contractual put price. This value is derived from the use of a Random-Walk Brownian Motion Stochastic Process. At each valuation date, the model is run using monthly steps based upon the following inputs: the current trading market price, the remaining term of the note and the estimated volatility over the remaining term. The simulation returns the mean stock price (NewPrice) and the probability of the stock price falling below the conversion price (SPP). These values are used as inputs into the Binomial Lattice model. The Noreen-Wolfson dilution adjusted fair value was used in the stochastic methodology to arrive at the median selling price and probabilities. The dilution adjusted fair value approach has been consistently applied across all models.

Warrants

The Warrants were valued using the Binomial Lattice Model. The Binomial Lattice valuation technique was chosen among other valuation techniques because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Warrants and (ii) it simulates the exercise of the Warrants prior to the expiration.  The following table summarizes the fair value of the warrants on the inception or issuance date and as of December 31, 2010:

	November 18,	December 31,
	2010	2010
Derivative warrant liability	$7,393,754	$7,092,275

KL Energy Corporation
Notes to Consolidated Financial Statements

(7) Fair Value Considerations (continued)

Significant inputs into the Binomial Lattice Valuation Technique were as follows:

Warrant Inputs:	November 18, 2010	December 31, 2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$1.05	$1.04
Contractual conversion price	$1.10	$1.10

Volatility range over nodes	119% - 145%	113% - 137%
Effective volatility	124.99%	118.74%

Risk free rate range over nodes	0.19% - 1.15%	0.19% - 2.01%
Effective risk free rate	0.59%	0.76%

The down-round adjustment in the warrant agreement is a price protection feature which causes the exercise price to decrease if there is a new capital issue or financing with a price that is less than the current exercise price. The “down” portion of a down-round financing is the risk that either the trading market is below or projected to be below the conversion price. The “round” portion of a down-round financing is the probability that the Company will enter into a financing in the future. This down-round protection feature must be embodied in the fair value of the warrant similar to the previously discussed financial instruments and features.

In general terms, the mechanism for including the down-round protection in the binomial model is by adjusting the exercise price downward which has the effect of increasing the intrinsic value.  In order to develop the down-round adjusted conversion prices for use in the MSC model, the combination of a Brownian motion technique and a Binomial Lattice model was used.

Since anti-dilution risk is present when the trading market price is below or projected to be below the stated conversion price, a Brownian motion technique was used to estimate the future market price and the probability that the stock price would be below the stated conversion price during the remaining term of the note. A binomial lattice model was utilized which uses many of the same inputs used in a standard lattice model; however each node considers the probability of the market price being lower than the conversion price based on the market data obtained using the Brownian motion technique. This results in an anti-dilution adjusted fair value.

To develop the down-round adjusted strike prices for use in the MCS model, (1) the probability that the stock price will fall below the stated conversion price and the mean stock price at which the financing would take place was estimated and (2) the down-round adjusted value of an option with binomial lattice using the mean stock value previously obtained as the value of the asset and the probability of the stock price falling below the strike price was computed.

(8) Other Debt Financing

Short-Term Borrowing Arrangements

The Company had available a $250,000 revolving line of credit with Wells Fargo Bank, N.A.  The line of credit accrued interest payable monthly at the prime rate plus 0.5% (3.75% at December 31, 2009). The note was personally guaranteed by certain Company shareholders and collateralized by their personal property. This line of credit has matured and was paid off in 2009 by a Company payment of $175,000 plus interest and the proceeds from a management shareholder line of credit of $75,000.  This shareholder line of credit was paid in full in June 2009.  In addition, the Company had approximately $19,000 and $44,000 in credit card liability at December 31, 2010 and 2009, respectively, that were guaranteed by certain shareholders.  These credit card liability balances are included in accounts payable in the accompanying consolidated balance sheets.

KL Energy Corporation
Notes to Consolidated Financial Statements

(8) Other Debt Financing(continued)

Subordinated Debt – Related Party

The Company has a subordinated unsecured note payable to a Company shareholder totaling approximately $427,000 and $560,000 at December 31, 2010 and 2009, respectively.  This note includes interest at a variable rate, which was 5.0% at December 31, 2010 and 2009, respectively, with interest paid quarterly.  The original note was unsecured and did not have a specified due date. In February 2009, the note was modified to include principal payments of $10,000 per month, beginning September 2009 over a 60 month term. The principal payments are scheduled to be approximately $120,000 in 2011, 2012 and 2013, respectively, and $67,000 in 2014.  In addition, when the Company receives additional financing, the Company is obligated to pay 5% of the gross proceeds towards principal payments on this note.  As of December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

The following is a summary of Company debt as of:

	December 31,	December 31,
	2010	2009

Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2011 with any remaining unpaid principal and interest due March 2012, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,271,752	$1,394,043

Payable to Hermanson Egge to replace overdue payables for construction services with unsecured agreement, interest at 0% with payments of $70,000 in July 2009, $15,000 monthly from July 2009 to April 2010, $10,000 monthly from May 2010 to August 2010, $20,000 monthly for September 2010 to November 2010 and $15,000 in December 2010.	-	160,000

Note payable to Lansing Securities Corp., interest at 10% and the maturity date has passed and has been temporarily waived by the note holder until further notice; converted into a secured convertible promissory note in November 2010.	-	250,000

Note payable to Universal Premium Acceptance Corp. for payment of insurance premiums, interest at 9.24%, payable in monthly principal and interest installments of $5,239.	-	30,605

Note payable to Avid Solutions for centrifuge equipment of $195,000, payable in monthly principal and interest installments of $10,000, including interest at 10% secured by equipment.	-	6,767

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	9,121	19,095

Note payable to Dakota Leasing for SIP phone system for $17,339, payable in monthly principal and interest installments of $461, including interest at 8.58% secured by equipment.	17,339	-

Subordinated note (Note 10) payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	426,589	560,000

Secured convertible promissory notes (Note 6)	11,434,043	-

Total Debt Obligations	$13,158,844	$2,420,510

Debt Summary:
Secured convertible promissory note	$11,434,043	$-
Current maturities of loans	1,285,940	1,851,389
Current maturities of subordinated debt - related party	426,589	262,500
	13,146,572	2,113,889

Non-current maturities of loans	12,272	9,121
Non-current maturities of subordinated debt - related party	-	297,500
	12,272	306,621

Total Debt Obligations	$13,158,844	$2,420,510

KL Energy Corporation
Notes to Consolidated Financial Statements

(8) Other Debt Financing (continued)

The following are the future maturities of Company debt for the years ending December 31:

		Secured Convertible Promissory Notes		Other
Year	Total	Related Parties	Unrelated Parties	Related Parties	Unrelated Parties
2011	$13,146,572	$9,647,474	$1,786,569	$426,589	1,285,940
2012	$5,068	-	-	-	5,068
2013	$5,068	-	-	-	5,068
2014	$2,136	-	-	-	2,136
2015	$-	-	-	-	-
Thereafter	$-	-	-	-	-
	$13,158,844	$9,647,474	$1,786,569	$426,589	$1,298,212

(9) Net Loss Per Common Share

The Accounting Codification Section 260 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the years ended December 31, 2010 and 2009, convertible promissory notes, stock warrants and vested stock options were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(10)  Escrow Shares

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

In connection with his resignation as President and Chief Executive Officer on March 2, 2010, the Company agreed to release or cause the release of Mr. Corcoran’s 594,046 shares of the Company’s common stock, held by him that are subject to that certain lock-up agreement dated September 30, 2008, from the contractual restrictions and covenants set forth in that agreement.

Effective November 10, 2010, David Litzen, a Vice President and Chief Technology Officer for the Company, resigned from his position with KL Energy Corporation in order to pursue other interests.  Pursuant to a Separation and Release agreement related to this resignation, Mr. Litzen’s 4,356,337 shares, previously controlled by an Escrow Agreement, shall remain in escrow until the earlier of November 1, 2012 or upon attaining nameplate capacity in the first new commercial cellulosic ethanol plant constructed using the Company’s proprietary technology.

 (11) Common Stock Activity

On February 24, 2009, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors listed on the signature pages of the Purchase Agreement (the “Investors”).  Pursuant to the terms of the Purchase Agreement, the Company issued to the investors 18,181,818 shares of the Company’s common stock (the “Shares”) for a purchase price of $4,000,000 before expenses. The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

KL Energy Corporation
Notes to Consolidated Financial Statements

(11) Common Stock Activity (continued)

On August 11, 2009, the Company consummated a Securities Purchase Agreement with accredited investors.   Pursuant to the terms of the Purchase Agreement, the Company issued to the investors 4,545,454 shares for a purchase price of $1,000,000.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

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

On October 2, 2009, the Company entered into a Securities Purchase Agreement with an accredited investor. Pursuant to the terms of the Purchase Agreement, the Company received $600,000 before expenses on that date, representing 50% of the investor’s commitment to purchase 800,000 shares of the Company’s common stock, and will either pay the remaining $600,000 within 14 days of receiving a written demand from the Company or, if the investor elects not to complete the investment commitment, all previously authorized shares will be cancelled. As required by this agreement, the pricing of these shares was reduced to $1.10 per share, based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, and the related 145,455 additional shares were deemed to be issued on December 31, 2009. This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On November 17, 2009, the Company entered into a Securities Purchase Agreement with an accredited investor. Pursuant to the terms of the Purchase Agreement, the Company received $750,000 before expenses on that date, representing 50% of the investor’s commitment to purchase 1,000,000 shares of the Company’s common stock, and will either pay the remaining $750,000 within 14 days of receiving a written demand from the Company or, if the investor elects not to complete the investment commitment, all previously authorized shares will be cancelled. As required by this agreement, the pricing of these shares was reduced to $1.10 per share, based on the absence of an investment by an additional institutional investor within 90 days after the date of the agreement, and the related 181,818 additional shares were deemed to be issued on February 14, 2010. This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

KL Energy Corporation
Notes to Consolidated Financial Statements

(11) Common Stock Activity (continued)

On December 16, 2009, the Company entered into a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the Company received $500,000 before expenses on that date, representing 50% of the investor’s commitment to purchase 666,667 shares of the Company’s common stock, and will pay the remaining $500,000 within 14 days of receiving a written demand from the Company.  The pricing of these shares may be reduced based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships. The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On January 6, 2010, the Company entered into a Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the investor paid $1.5 million on that date, representing 50% of the investor’s commitment to purchase 2,000,000 shares of the Company’s common stock at $1.50 per share, and will pay the remaining $1.5 million within 14 days of receiving a written demand from the Company.  The pricing of these shares was reduced to $1.10 per share based on certain subsequent events.  This Purchase Agreement provides for: (i) piggyback registration rights allowing the Investor to participate in registration statements filed by the Company and (ii) participation rights allowing the Investor to purchase its pro rata share of equity securities issued by the Company for cash, with certain exceptions including, without limitation, issuances relating to compensation, commercial credit arrangements, and strategic transactions involving ongoing business relationships.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended, and deferred issuance costs will be charged against this transaction.  In lieu of issuing stock pursuant to that Purchase Agreement, and as further described Note 6, the Company agreed to issue a $1.5 million Convertible Promissory Note on July 1, 2010 for such investment.

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

On May 3, 2010, the Company received the final installment of the October 2, 2009 Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the Purchase Agreement, the Company issued to this investor 545,455 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $540,000.  The shares will be issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

On June 4, 2010, the Company received the final installment of to the November 17, 2009 Securities Purchase Agreement with an accredited investor.  Pursuant to the terms of the purchase agreement, the Company issued to this investor 681,818 shares of the Company’s common stock, at $1.10 per share, for net proceeds to the Company of $675,000.  The shares were issued in reliance on the exemption provided by Regulation S of the Securities Act of 1933, as amended.

(12) Share Based Compensation

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 – Share Based Compensation (continued)

On March 2, 2010, the Company issued to a former executive an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued to the executive pursuant to Regulation D of the Securities Act of 1933, as amended.  The fair value of this option was $87,500 and this amount is included in general and administrative expense in the consolidated statements of operations.

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Year Ended
	December 31,
	2010	2009

Total cost of stock-based compensation charged against income before income taxes	$167,777	$-
Amount of income tax benefit recognized in earnings	-	-
Amount charged against net income	$167,777	$-

Impact on net income per common share:
Basic	$-	$-
Diluted	$-	$-

Stock-based compensation expense of approximately $168,000 for the year ended December 31, 2010 is reflected as general and administrative expense and research and development expense of approximately $130,000 and $38,000, respectively, in the consolidated statement of operations.

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

	Year Ended
	December 31,
	2010	2009
Stock options and Restricted Stock:
Volatility	232.0%	-
Risk-free interest rate	1.51%	-
Expected term (years)	1.5 - 6.5	-
Dividend yield	0%	-

KL Energy Corporation
Notes to Consolidated Financial Statements

Note 12 – Share Based Compensation (continued)

A summary of the stock option activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	$-
Options granted	202,851	$1.10	2.9	-
Options forfeited	(34,722)	$-	-	-
Options expired		$-	-	-
Options exercised		$-	-	-
Outstanding at December 31, 2010	168,129	$1.10	9.5	$-

Exercisable at December 31, 2010	121,658	$1.10	4.8	$-

A summary of the status of our unvested option shares as of December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2009	-	$-
Options granted	202,851	$1.10
Options forfeited	(34,722)	$1.10
Options vested	(121,658)	$1.10
Unvested at December 31, 2010	46,471	$1.10

 A summary of the restricted stock activity for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	-	$-
Restricted shares granted	44,794	$1.10	10.0	-
Restricted shares forfeited	-	$-	-	-
Restricted shares expired	-	$-	-	-
Restricted shares exercised	-	$-	-	-
Outstanding at December 31, 2010	44,794	$1.10	9.8	$-

Vested at December 31, 2010	14,931	$1.10	9.8	$-

A summary of the status of our unvested restricted stock shares as of December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2009	-	$-
Options granted	44,794	$1.10
Options forfeited	-	$-
Options vested	(14,931)	$1.10
Unvested at December 31, 2010	29,863	$1.10

KL Energy Corporation
Notes to Consolidated Financial Statements

Note 12 – Share Based Compensation (continued)

As of December 31, 2010, there was approximately $95,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of December 31, 2010, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

(13) Income Tax

The Company has not recorded a provision for federal or state income taxes related to continuing operations for the years ended December 31, 2010 and 2009, due to the operating losses in those years.  The Company has recorded a full valuation allowance against the deferred tax assets due to the uncertainty of realizing these benefits.  As of December 31, 2010 the Company had net operating loss carry forwards of approximately $8,255,000.  Significant components related to permanent differences include losses incurred prior to the Merger, the fair value of stock issued to purchase technology rights and non-deductible derivative losses.

The Company has adopted the provisions of FASB Accounting Standards Codification 740 – Income Taxes (“ASC 740”), formerly referenced as FASB Interpretation 48 – Accounting for Uncertainty in Income Taxes. ASC 740prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on technical merits of the position.  As a result of the implementation of ASC 740, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.  No unrecognized tax positions have been recorded.

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

The following is a summary of the Company's deferred tax assets and liabilities at December 31:

	2010	2009
Deferred Tax Assets
Investment in Flow-Through Entities	1,663,074	1,071,516
Technology rights acquisition	362,822	-
Allowance for Doubtful Accounts	92,098	216,075
Accrued arbitration award	74,800	-
Accrued professional fees	10,200	151,598
Accrued Vacation	10,821	14,973
R&D Credit	-	24,995
Net Operating Loss	2,806,550	2,165,118
Total Deferred Tax Asset	5,020,365	3,644,275

Deferred Tax Liabilities
Prepaid Expense	11,666	14,467
Property and Equipment	34,357	11,356
Total Deferred Tax Liabilities	46,023	25,823

Net Deferred Tax Asset	4,974,342	3,618,452
Less Valuation Allowance	(4,974,342)	(3,618,452)
Net Deferred Taxes	-	-

KL Energy Corporation
Notes to Consolidated Financial Statements

(13) Income Tax (continued)

 A valuation allowance for the full amount of the net deferred tax asset of $4,974,342 and $3,618,452 was recognized for the years ended December 31, 2010 and 2009, respectively, as realization of the deferred tax asset is not considered more likely than not.

The income tax provision differs from the amount of income tax determined by applying the federal tax rate of 34% to pretax income due to the following at December 31:

	2010	2009

Computed "Expected" Tax Expense (Benefit)	(7,107,112)	(2,803,867)
Derivative expenses not deductible	4,586,453	-
Technology rights acquisition	935,000	-
R&D Credits	-	(24,995)
Nondeductible Expenses	243,172	3,139
Change in valuation allowance	1,355,890	2,925,580
Other, including prior year true ups	(13,403)	(99,858)
Income Tax Benefit	-	-

(14)  Noncontrolling Interests

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

Components of noncontrolling interests are as follows as of December 31:

	December 31,	December 31,
	2010	2009

Beginning of year	$(1,058,456)	$193,399
Estimated losses	(1,079,008)	(1,251,855)
End of year	$(2,137,464)	$(1,058,456)

(15) Retirement Plan

In 2006, the Company established a SIMPLE IRA salary deferral plan under Section 401(k) of the Internal Revenue Code for full-time employees who meet certain eligibility requirements.  Under the provisions of the plan, employees may elect to contribute a percentage of their compensation to the plan subject to the limitations prescribed by law.  The plan provides for matching contributions by the Company of 1% and 2% of eligible compensation in 2010 and 2009, respectively.  The Company made contributions of approximately $7,000 and $61,000 related to this plan for the years ended December 31, 2010 and 2009, respectively.  This plan is renewable annually at the discretion of the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements

(16) Continuing Operations

During the period from its inception to December 31, 2010, the Company has incurred significant annual net losses. At December 31, 2010 and 2009, the Company has negative working capital (i.e. current assets less current liabilities) of approximately $12.7 million and $6.4 million, respectively, and its total liabilities exceed its total assets by approximately $16.8 million and $3.2 million, respectively.  The significant negative values for working capital and excess liabilities at December 31, 2010 are primarily attributable to the $11.4 million convertible promissory note derivatives marked to fair values offset by the recognition of approximately $1.6 million of previously deferred revenue related to the MRE construction management and engineering services contract. The grain based ethanol industry, the industry in which the Company has historically operated, is facing challenges including the rising cost of raw materials (primarily corn), increased construction costs, and a reduction in public and governmental support.  Engineering and construction management represented a substantial amount of the Company’s business and the grain based ethanol industry challenges are an impediment to new grain based ethanol construction.  Furthermore, the Company has used cash flows generated by Company contracts to fund the construction of a demonstration cellulose based ethanol plant which management considers to be a significant part of the Company’s future within the ethanol industry.  Furthermore, there is a risk that the product produced at the demonstration cellulose based ethanol plant may not be immediately commercially viable, or the Company may not be able to produce sufficient saleable ethanol at this facility to cover the costs of plant operations or to repay its loans from outside debtors and affiliated companies.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern.  It is refocusing its business to cellulose based ethanol and the sale of cellulose based ethanol technology.  Management has raised capital during 2009 and 2010 and continues to raise additional capital through various methods.  During 2010 and 2009, the Company received approximately $9.7 million (before expenses) and $6.8 million (before expenses) in equity and debt financing (Notes 6 and 11), respectively.

(17) Commitments and Contingencies

Leases

We lease our office space and the total rent expense under our office lease obligation was approximately $67,000 and $63,000 for the years ended December 31, 2010 and 2009, respectively.  The Company also has various, primarily small equipment, leases which aggregated approximately $33,000 and $31,000 in rent expense for the years ended December 31, 2010 and 2009, respectively.

WBE leases approximately 30 acres of land in Upton, WY.   Total rent expense under this agreement was approximately $30,000 and $55,000 for the years ended December 31, 2010 and 2009, respectively.  On March 4, 2009, WBE signed a lease for the same property with a 2 year term and an option to extend the lease to 2013.  The lease requires payments of $30,000 per year.

Future minimum lease payments under these leases are as follows:

2011	$128,686
2012	$41,452
2013	$38,161
2014	$3,685
2015	$-
Thereafter	$-

WBE Ownership

WBE has an agreement with a wood residue supplier to supply its demonstration plant with raw materials in exchange for an ownership interest in WBE.  The agreement between the two entities allows  the supplier to receive a 1% ownership interest in WBE for every 625 tons of wood feedstock delivered each year, up to 4% and 2,500 tons.   As of December 31, 2008, approximately 835 tons had been delivered since the inception of the agreement and the supplier was granted a 1% cumulative ownership interest in WBE in 2008.  The contribution of wood feedstock for ownership was valued at the fair market value of $28,125 at December 31, 2008.  No additional WBE ownership interest was granted in 2009 or 2010 as no wood feedstock was provided by this supplier during those years.

KL Energy Corporation
Notes to Consolidated Financial Statements

(18) Litigation

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as well as Midwest Renewable Energy, LLC, U.S. Water Services Utility Chemicals (the plaintiff’s employer), and a company employee. The plaintiff claimed that the defendants were negligent in not ensuring that the manhole cover to the boiler being serviced by the plaintiff was depressurized so that the plaintiff could open the manhole cover in a safe manner.  The Company was performing services at Midwest Renewable Energy, LLC. The plaintiff was seeking $1.5 million for reimbursement of medical bills, pain and suffering, and loss of future earning capacity plus interest.  In November 2010, a jury determined that the defendants were liable for $451,500.  The plaintiff and Midwest Renewable Energy have reached a tentative Satisfaction of Judgment settlement for $440,000.  In light of this tentative settlement, the Company accrued $220,000 as its potential share of this award.

On June 30, 2009, a lawsuit was brought by Midwest Renewable Energy, LLC, a Nebraska limited liability company ("MRE") against the Company, certain subsidiaries ( owned 75% by the Company and 25% by an officer and owner of MRE ), and certain past officers in the District Court of Lincoln County, Nebraska.  MRE previously engaged the Company and certain subsidiaries to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities. The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, the Company and certain subsidiaries filed a motion to compel MRE to arbitrate its claims, and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit. In November 2009, the Court ruled for the Company and certain subsidiaries and issued an order to compel three separate arbitration proceedings.

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator ruled for KLM and KLHC and denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated “MRE has failed by the preponderance of the evidence that KLM perpetrated a fraud on MRE”. Of the $2.1M counterclaimed by MRE, the arbitrator awarded KLHC from MRE a net award of $42,000, and awarded MRE from KLM a net award of $263,000. These awards relate to trade payables and contract disputes, and are less than the amounts previously accrued in the consolidated financial statements.

No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. The Company believes that there is no evidence of breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence. Since over 96% of the $40 million counterclaimed by MRE relates to such claims, the Company believes this counterclaim has no merit. Accordingly, the Company has not recorded an accrual for such potential loss and, as in the first two arbitration proceedings, plans to vigorously defend its position.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and Midwest Renewable Energy, LLC, (“MRE”).  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG directly to MRE.  DSG alleges that KL and MRE are jointly responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE. KL refutes this and has provided substantial evidence that DSG contracted directly with MRE. In addition, all invoices paid were paid by MRE. A trial is scheduled for March 2011.  At this time, the Company is unable to predict the outcome of the case, and accordingly has not recorded an accrual for such potential loss, and plans to vigorously defend its position.

KL Energy Corporation
Notes to Consolidated Financial Statements

(18) Litigation (continued)

On July 2, 2010, a lawsuit was brought against the Company and certain current directors and a Company investor in the Seventh Judicial District Court of Pennington County, South Dakota.  The plaintiff is Randy Kramer, a former CEO of the Company. The plaintiff alleges, among other things, that the Company violated the Severance Agreement signed by the Company and Kramer.  The plaintiff also alleges that the named individuals engaged in conspiracy to have him removed as CEO and oppressed him to sign the Severance Agreement.  The plaintiff has not requested specific damages but seeks awards for all compensatory, consequential, and pecuniary damages allegedly sustained by him for breach of contract, fraud, and deceit, breach of fiduciary duty, tortuous interference, and oppression plus interest and punitive damages.  The Company believes these claims are unfounded and any losses that might be incurred by the Company cannot be reasonably estimated.  Accordingly, the Company has not recorded an accrual for such potential loss and plans to vigorously defend its position.

On December 21, 2010, an amended lawsuit, that was originally filed against MRE, was brought against the Company in the District Court of Douglas County, Nebraska.  The plaintiff is R M Campbell Industrial, Inc., a Nebraska limited liability company ("RMC").The total amount claimed against all defendants is approximately $158,000 plus accrued interest since November 13, 2008 plus attorneys’ fees. No basis was provided in the amended lawsuit for including the Company and the Company believes there is no basis for its inclusion.  Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss and plans to vigorously defend its position.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes resolution of such general litigation matters will not have a material adverse effect on the Company.

(19) Segment Information

As of December 31, 2010, the Company manages its business and aggregates its operational and financial information in accordance with five reportable segments. The Project Development Services segment provides economic and technical feasibility studies, including feedstock testing, to third party customers. The Biofuel Products segment includes the sale of ethanol, lignin and other CBE by-products.  The Engineering Services segment provides basic engineering and design services for CBE facilities.  The Technology Licensing segment provides license and royalty revenues from the licensing of our proprietary technology.  The Biofuel Research and Development segment provides CBE facility and product research and primarily consists of the WBE facilities and related expenses.  As of December 31, 20101, only the Engineering Services and Biofuel Research and Development segments had activity.

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

KL Energy Corporation
Notes to Consolidated Financial Statements

(19) Segment Information (continued)

Identifiable assets, depreciation and interest expense for the Company’s business segments were as follows (in thousands):

	As of December 31, 2010	As of December 31, 2009
Identifiable Fixed Assets:
Project development services	$1,333	$-
Engineering and management contracts	-	326
Biofuel research and development	7,454	7,402
Total	8,787	7,728
Accumulated Depreciation	(5,863)	(4,227)
Total Identifiable Fixed Assets	$2,924	$3,501

	For the Year Ended December 31,
	2010	2009
Revenues:
Project development services	$2,428	$-
Engineering and management contracts	1,641	-
Biofuel research and development	-	-
Total Revenues	$4,069	$-

Depreciation:
Project development services	$64	$-
Engineering and management contracts	-	43
Biofuel research and development	1,578	1,858
Total Depreciation	$1,642	$1,901

Interest Expense:
Project development services	$607	$-
Engineering and management contracts	-	96
Biofuel research and development	98	99
Total Interest Expense	$705	$195

Net Loss
Project development services	$(19,560)	$-
Engineering and management contracts	1,641	(4,334)
Biofuel research and development	(1,905)	(2,661)
Net Loss	$(19,824)	$(6,995)

Reconciliations to Reported Amounts:
Revenue - Reportable Segments	$4,069	$-
Eliminations/Other	-	-
Total Consolidated Revenue	$4,069	$-

Net Loss - Reportable Segments	$(19,824)	$(6,995)
Eliminations/Other	-	-
Total Consolidated Net Loss	(19,824)	(6,995)

(20)  Related Party Transactions

In addition to the related party transactions discussed in Notes 6, 7, 8, 10 and 11, the Company had the following related party transactions and account balances as of and for the years ended December 31, 2010 and 2009:

Litzen Agreement

In connection with his November 10, 2010 resignation as Vice President and Chief Technology Officer, the Company and Mr. David Litzen also signed a Consulting Agreement whereby Mr. Litzen will provide technical engineering and other support services as an independent contractor.  This Agreement may be terminated by either party after four months and with five days’ notice.  Mr. Litzen will be paid $1,000 per day for specific tasks with a guaranteed minimum compensation of $60,000 during the first four months of service und upon compliance with certain conditions.  In addition, if the Agreement is terminated by the Company after the first four months, Mr. Litzen will be paid a $26,000 bonus.

KL Energy Corporation
Notes to Consolidated Financial Statements

(20)  Related Party Transactions (continued)

add blue Agreements

On September 1, 2010, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with add blue Consultoria Ltda., a foreign company organized under the laws of Brazil (“Add Blue”) from which we retained the services of our Company President and CEO who is also an owner of Add Blue.  The Collaboration Agreement amends and restates and supersedes all prior agreements between the two parties are replaced.  Pursuant to the Collaboration Agreement, Add Blue expressly waived any and all rights throughout the world that it may have in respect to any and all of the Company’s intellectual property, whether obtained through the prior agreements or otherwise.  In addition, the Collaboration Agreement provides for the cancellation and termination of an option previously granted by Add Blue to the Company to purchase 20% of its equity.  The Collaboration Agreement also provides for cash payments by the Company to Add Blue, between September 2010 and August 2011 and based on the achievement of certain milestones in respect of customer payments to the Company, aggregating up to $2,583,000 for the acquisition of Add Blue’s territorial licensing rights to the Company’s proprietary technology.

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock as of September 30, 2010, subject to the satisfaction of any and all applicable securities laws and other regulations in respect of the stock issuance.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.

In December 2010, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.  For the year ended December 31, 2010, approximately $3.8 million of expense, comprised of approximately $1.05 million in cash and $2.75 million in stock, has been included in the consolidated statement of operations.

Effective March 8, 2010, the Company entered into a consulting agreement with add blue Consultoria Ltda., a Brazilian consulting company, for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross.  An initial payment of $24,000 U.S. was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000 U.S.  The consulting agreement may be terminated upon 90 days’ notice by either party.  This agreement was subsequently amended, as part of the Collaboration Agreement between the Company and Add Blue, to change the monthly fee to $20,000 U.S. per month.  It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office.  During the year ended December 31, 2010, fees paid to Add Blue were approximately $215,000.

Other Related Party Agreements

Pursuant to its agreement with the Company, Pelly Management, Inc. (“Pelly”), an over-5% shareholder which provided financial advisor services, received fees of $630,000 and $585,000 for the years ended December 31, 2010 and 2009, respectively.

As approved by the Board of Directors on March 2, 2010, a Director’s fee of $18,000 per annum will be awarded to all serving non-executive and non-consulting directors.  However, payment of such fees will be deferred until approved by the Board. As of the date of this report, $40,500 has been accrued for these services.

KL Energy Corporation
Notes to Consolidated Financial Statements

(20)  Related Party Transactions (continued)

Effective March 2, 2010, Mr. Corcoran resigned his position as the Company’s CEO and President and terminated his employment agreement with the Company.  As of the same date, Mr. Corcoran entered into a consulting agreement with the Company, pursuant to which he will continue to provide certain services relating to the Company’s general U.S. operations.  During the first four months of service under his consulting agreement, Mr. Corcoran will receive $12,251 per month.  Thereafter, he will receive a base of $3,000 per month and reimbursement of reasonable expenses.  The Company also: (i) issued to Mr. Corcoran an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10, exercisable for three years; and (ii) released 594,046 shares of common stock from the lock-up agreement between Mr. Corcoran and the Company dated September 30, 2008. The consulting agreement may be terminated by the Company at any time following the expiration of the first four months of the agreement and by Mr. Corcoran upon 10 days’ notice.  An aggregate of approximately $37,000 was paid to Mr. Corcoran in 2010 pursuant to this agreement.

During 2009, Niton Capital (“NC”, a significant shareholder) provided the Company with certain consulting and engineering services.  As of December 31, 2009, the Company accrued approximately $930,000 in such services of which NC had not been paid for $420,000 as of December 31, 2009 and this amount is included in accrued liabilities in the 2009 consolidated balance sheets.  In 2010, the Company recorded a receivable of approximately $61,000 from NC for feedstock testing services.  NC did not provide any services for the year ended December 31, 2010 and, by mutual consent with the Company, agreed to waive all outstanding receivables and payables.  This resulted in the reversal of the $420,000 accrued liability and $61,000 receivable and the related $359,000 net reduction in calendar year 2010 expense included in general and administrative expenses in the consolidated statements of operations.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the year ended December 31, 2010 and 2009, fees paid to Messrs. Schueller, Bolan and Rae were $145,224 and $129,088, $145,550 and $109,588, and $147,000 and $38,500, respectively.

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

(21) Subsequent Events

On January 3, 2011, add blue Consultoria, Ltda. provided the Company with a $200,000 loan based on the Secured Convertible Promissory Note it had signed in November 2010.  As with the other similar promissory notes, as described in Note 6, this loan carries a 10% interest rate, contains warrant coverage and matures in August 2011.

As more fully described in Note 18, the Company’s litigation involving Steindorf was settled by a jury trial on February 18, 2011 and the litigation involving the first two MRE arbitrations was settled by the appointed arbitrator on February 25, 2011.