Form 10-Q
period 2011-03-31
KL Energy Corp
filed 2011-05-13
CIK 1403548

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 50,893,309 shares of common stock, $0.001 par value per share, outstanding on May 2, 2011.

KL Energy Corporation
Form 10-Q
For the Period Ended March 31, 2011

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,764,391	$3,507,676
Restricted cash	437,236	1,345,442
Inventories	895,647	299,594
Prepaid expenses and other assets	322,613	284,161
Total Current Assets	3,419,887	5,436,873

Non-Current Assets
Property, Plant and Equipment, Net	3,827,447	2,924,109

Total Assets	$7,247,334	$8,360,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilites
Convertible promissory notes payable	$10,703,680	$11,434,043
Current maturities of long-term debt	1,307,531	1,285,940
Current maturities of subordinated debt-related party	396,589	426,589
Accounts payable	1,656,420	1,792,830
Accounts payable-related parties	2,609	11,553
Billings in excess of costs and estimated earnings on uncompleted contracts	282,180	-
Accrued payroll	78,183	76,995
Other liabilities	850,215	708,024
Deferred revenue	1,217,512	2,035,178
Current liabilities of discontinued operations	316,431	316,431
Total Current Liabilities	16,811,350	18,087,583

Warrant derivative liability	6,465,229	7,092,275
Long-term debt, less current maturities	11,247	12,272
Total Long-Term Debt	6,476,476	7,104,547
Total Liabilities	23,287,826	25,192,130

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 50,893,309 shares issued and outstanding as of March 31, 2011 and December 31, 2010	50,893	50,893
Additional paid-in capital	14,357,718	14,347,074
Accumulated deficit	(28,068,072)	(29,091,651)
Deficit attributable to KL Energy Corporation	(13,659,461)	(14,693,684)
Noncontrolling interest	(2,381,031)	(2,137,464)
Total Stockholders' Deficit	(16,040,492)	(16,831,148)

Total Liabilities and Stockholders' Deficit	$7,247,334	$8,360,982

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue
Project development services	$1,666,666	$120,000
Engineering services	117,820	-
Total Revenue	1,784,486	120,000

Operating Expenses
Project development services	707,368	60,000
Engineering services	107,176	-
General and administrative	789,147	939,626
Research and development	499,109	856,306
Acquisition of licensing rights	200,000	-
Total Operating Expenses	2,302,800	1,855,932

Loss from Operations	(518,314)	(1,735,932)

Other Income (Expense), Net:
Other expense	(9,969)	(21,984)
Interest income	17	718
Interest expense	(29,224)	(40,313)
Unrealized gain on fair value of debt instruments	710,456	-
Derivative income	627,046	-
Total Other Income (Expense), Net	1,298,326	(61,579)

Income (loss) from continuing operations, before tax	780,012	(1,797,511)
Income taxes	-	-
Income (loss) from continuing operations, net of tax	780,012	(1,797,511)

Income from discontinued operations, net of tax	-	25,832

Net Income (Loss)	$780,012	(1,771,679)

Net loss attributable to noncontrolling interests	243,567	294,149

Net Income (Loss) Attributable to KL Energy Corporation	$1,023,579	$(1,477,530)

Earnings Per Share - Basic
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$0.02	$(0.03)
Income from discontinued operations attributable to KL Energy Corporation common stockholders	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$0.02	$(0.03)

Weighted Average Common Shares Outstanding - Basic	50,893,309	46,073,328

Earnings Per Share - Diluted
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$0.02	$(0.03)
Income from discontinued operations attributable to KL Energy Corporation common stockholders	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$0.02	$(0.03)

Weighted Average Common Shares Outstanding - Diluted	56,803,771	46,073,328

Amounts attributable to KL Energy Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$1,023,579	$(1,503,362)
Income from discontinued operations, net of tax	-	25,832
Net Income (Loss)	$1,023,579	$(1,477,530)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2010	50,893,309	$50,893	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)
Stock based compensation	-	-	10,644	-	-	10,644
Net loss attributable fo noncontrolling interests	-	-	-	-	(243,567)	(243,567)
Net income	-	-	-	1,023,579	-	1,023,579
						-
Balance - March 31, 2011	50,893,309	$50,893	$14,357,718	$(28,068,072)	$(2,381,031)	$(16,040,492)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows From Operating Activities
Net income (loss )	$780,012	$(1,771,679)
Adjustments to reconcile net loss by cash used in operating activities:	-
Depreciation	260,984	483,289
Loss (gain) an sale of assets	-	(533)
Stock based compensation expense	10,644	87,500
Unrealized gain on fair value of debt instruments	(710,456)	-
Derivative income	(627,046)	-
Amortization of debt issuance cost	-	45,000
Changes in current assets and liabilities:
(Increase) decrease in:
Restricted cash	908,206	-
Receivables	-	(25,000)
Inventories	(596,053)	-
Prepaid expenses and other assets	41,548	(32,004)
Increase (decrease) in:
Accounts payable	(145,353)	(31,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	282,180	-
Deferred revenue	(817,666)	-
Accrued payroll and other liabilities	143,378	6,953
Net Cash Provided by (Used In) Operating Activities	(469,622)	(1,237,679)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,164,322)	(64,976)
Proceeds from the sale of fixed assets	-	300
Net Cash Provided by (Used in) Investing Activities	(1,164,322)	(64,676)

Cash Flows From Financing Activities
Payments on long-term debt	(59,434)	(123,370)
Payments on subordinated debt - related parties, net	(30,000)	(23,539)
Proceeds from convertible debt	200,000	-
Payments on convertible promissory notes	(219,907)
Legal, professional and placement fees	-	(245,000)
Proceeds from issuance of common stock	-	2,000,000
Net Cash Provided by (Used in) Financing Activities	(109,341)	1,608,091

Net Increase (Decrease) in Cash and Cash Equivalents	(1,743,285)	305,736

Cash and cash equivalents at beginning of period	3,507,676	65,049
Cash and cash equivalents at end of period	$1,764,391	$370,785

Supplemental Disclosures of Cash Flow Information
Interest paid	$34,072	$38,743
Deferred issuance costs netted in equity	-	245,000
Deferred issuance costs paid in common stock	-	-
Insurance premium financed with debt	80,000	80,000

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business

KL Energy Corporation (“KL” or “Company”, formerly known as Revive-it Corp.) was incorporated on February 26, 2007, in the State of Nevada, to engage in the development of skin care and cosmetic products. On September 30, 2008, we entered into an Agreement and Plan of Merger with KL Process Design Group, LLC (“KLPDG”), which provided for the merger of KLPDG with and into our Company (the “Merger”).  As a result of the Merger, our Company acquired all of the assets and liabilities of KLPDG.

For accounting purposes, the Merger was treated as a reverse acquisition with KLPDG as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of KLPDG, a South Dakota limited liability company that was organized in April 2003 and commenced business operations in January 2006.

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services for cellulose based ethanol ("CBE") 2nd Gen integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets.

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of GBE’s has given our company a significant advantage in the development and future operations of 2nd Gen facilities.

In addition, the Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates what we believe to be one of the first second-generation cellulose based ethanol ("CBE") demonstration plants in the United States.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and was designed to convert wood and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year.  We are currently in the process of a significant upgrade to this facility in order to meet the testing and performance requirements in a joint development agreement with Petrobras America, Inc. (“Petrobras”).  This allows us to continue to research, and refine our cellulose conversion technology, while also demonstrating the commercial viability for this type of technology.  During the years ended December 31, 2009 and 2010, a commercially viable grade of ethanol was developed but not produced in commercial quantities and has not yet been marketed to the public.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Nature of Business and Basis of Presentation (continued)

Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

We have reclassified certain data in the financial statements of the prior period to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy Services LLC (“KLES”, a wholly-owned subsidiary) as well as its majority-owned subsidiaries KLHC LLC (formerly known as KL Energy LLC, “KLHC”), KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”).  Until September 30, 2008, KLHC and KLM were 53% owned by KLPDG and the remaining 47% was owned by three other individuals; Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.    At September 30, 2008, the Company ownership interest increased to 75% for KLHC, KLM and Patriot. WBE is 64% owned by the Company and 36% owned by various unrelated investors.  As of June 2009, KLHC, KLM and Patriot had been discontinued.  However, final dissolution of these companies is largely dependent on the completion of arbitration proceedings with MRE.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted new authoritative guidance for fair value measurements and disclosures requiring additional disclosures related to transfers in and out of Levels 1 and 2 fair value measurements, inputs and valuation techniques used to value Level 2 and 3 measurements and fair value disclosures for each class of asset and liability for Levels 1, 2, and 3.  Effective January 1, 2011, the Company adopted the new guidance requiring that purchases, sales, issuances, and settlements in the rollforward activity in Level 3 measurements be disclosed. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 5, “Fair Value Considerations”, for further details regarding the Company’s assets and liabilities measured at fair value.

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

	March 31,	December 31,
	2011	2010
Plant and Plant Equipment	$7,398,383	$7,398,383
Office Furnishings and Equipment	481,997	458,476
Vehicles	51,698	51,698
Construction in progress	2,019,038	878,237
	9,951,116	8,786,794
Less Accumulated Depreciation	(6,123,669)	(5,862,685)
Total Property, Plant, and Equipment, Net	$3,827,447	$2,924,109

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  Construction in progress reflects various WBE facility upgrades pursuant to the Joint Development Agreement with Petrobras.  Depreciation expense, excluding depreciation expenses charged to research and development, was approximately $19,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively.  Included in research and development expense is depreciation expense of approximately $242,000 and $468,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on the uncompleted Petrobras engineering design contract as of March 31, 2011:

Costs Incurred on Uncompleted Contracts	$109,122
Estimated Earnings	8,698
117,820
Less Billings to Date	(400,000)
$(282,180)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	$-
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts	(282,180)
$(282,180)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability

In November 2010, KL Energy Corporation (the “Company”) consummated a financing with several accredited investors pursuant to a Note and Warrant Purchase Agreement (the ”Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company issued to the investors secured convertible promissory notes (the “Notes”), and related stock purchase warrants (the “Warrants”), for an aggregate purchase price of $4,680,000 (excluding $1,821,508 of existing promissory notes that were converted into these new Notes and Warrants) of which $4,480,000 was received in November and December 2010 and $200,000 was received in January 2011.  The exchange of $1,821,508 of existing promissory notes for the new notes and warrants were accounted for as an extinguishment of debt with the difference between the fair value of the new debt instrument and the carrying value of the old debt instrument reflected as a debt extinguishment loss in the December 31, 2010 consolidated statements of operations. In order to induce each investor to extend the credit evidenced by the Notes, the Company entered into the Security Agreement, which granted a security interest of first priority in all right, title and interests of the Company in and to all of the Company’s property which has not already been covered by liens. The Purchase Agreement also provides each investor with the right of first offer, within 10 days of being notified, to purchase its pro-rata share of capital stock which the Company proposes to issue in a subsequent equity financing.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability (continued)

Approximately $4.0 million of the gross proceeds from the financing came from existing investors.  Each Note carries an interest rate of 10.0% per annum and is payable eight months after its issuance.  In the event the Company consummates, prior to the maturity date of the Notes, an equity financing pursuant to which it sells shares of its capital stock for an amount of not less than $15,000,000 and with the principal purpose of raising capital (a “Qualified Equity Financing”), then the investor may elect to convert all or part of the outstanding principal amount and the accrued but unpaid interest under such Note into shares of the capital stock at the same price and on the same terms as the other investors that participate in the Qualified Equity Financing.  In the event that a merger or sale of the Company’s assets (a “Liquidity Event”) occurs prior to the maturity date of the Notes, all or a portion of the outstanding principal amount and all accrued but unpaid interest under the Note will be convertible at the option of the investor into that number of shares of the Company’s capital stock as is determined by dividing such principal amount and accrued interest by 80% of the price per share of the Company’s capital stock determined as of the date of the Liquidity Event.  In lieu of the conversion of the Note, the investor may demand payment of the principal and accrued but unpaid interest outstanding as of the date of the Liquidity Event.  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock if the financial instrument is converted, for a period of two years following the maturity date.

The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of two years following the maturity date. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and liability classification at fair value.  Accounting guidance provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, the Company elected this alternative and has recorded the Convertible Notes at fair value.

Pursuant to the terms of the Purchase Agreement, each investor was issued a Warrant that entitled the investor to purchase, within four years of each Note’s maturity date, shares of the Company’s capital stock that equals the quotient obtained by dividing (a) the warrant coverage amount by (b) either the price paid by investors of a Qualified Equity Financing or $1.10 per share if exercised in the absence of a Qualified Equity Financing. The warrant coverage amount is 140% of the number of shares convertible under the Note at the maturity date; provided, however, that if the Note is converted either in whole or in part at any time during the term of the Note or upon the maturity date, then the 140% used in the calculation of the warrant coverage amount shall be increased to 170%. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of four years following the maturity date.

The Company also concluded that the warrants, which are derivatives by definition, did not meet the principal exemption to liability classification and measurement. Accordingly, the Warrants are classified as a liability and are subject to the classification and measurement standards for derivative financial instruments.

Pursuant to the terms of the Securities Purchase Agreements, dated September 30, 2008 among the Company and two accredited investors, the Company had issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock.  The purchase price per unit was $8.00 per unit for an aggregate price of $25,000.

Assuming the 170% conversion rate for warrants related to the Convertible Notes, and the 3,125 warrants issued in September 2008, the Company had approximately 10.0 million warrants outstanding at March 31, 2011.  The weighted average exercise price and remaining contractual life of these warrants was $1.10 and 3.7 years, respectively.

At December 31, 2010, the fair value of the Notes and warrants issued in exchange for the existing promissory notes exceeded the carrying value of the existing notes resulting in a loss on extinguishment of $5,087,521 and the fair value of the remaining Notes and warrants exceeded the cash proceeds at issuance resulting in a loss of $9,402,089 at issuance which was accounted for as a $4,145,566 unrealized loss on fair value of debt instruments and $5,256,523 in derivative expense.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations

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

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date on which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

As of March 31, 2011	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS
Money market fund (included in cash and cash equivalents)	$143,984	-	-	$143,984

LIABILITIES
Hybrid debt instruments	$-	$-	$10,703,680	$10,703,680
Warrant derivative liabilities	-	-	6,465,229	6,465,229
	$-	$-	$17,168,909	$17,168,909

As of December 31, 2010	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS
Money market fund (included in cash and cash equivalents)	$1,074,791	-	-	$1,074,791

LIABILITIES
Hybrid debt instruments	$-	$-	$11,434,043	$11,434,043
Warrant derivative liabilities	-	-	7,092,275	7,092,275
	$-	$-	$18,526,318	$18,526,318

The hybrid financial instruments and derivative warrant liability were valued using the methodologies and the assumptions discussed in the following paragraphs.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Derivatives and Warrants As Of
	March 31,	December 31,
	2011	2010
Balance at beginning of year	$18,526,318	$-
Total gains (realized or unrealized):	(1,944,135)	(1,000,042)
Included in earnings	-	-
Included in other comprehensive income	586,726	-
Purchases, issuances and settlements	-	19,526,360
Transfers in and out of level 3	-	-
Balance at end of period	$17,168,909	$18,526,318

Increase in unrealized gains included in earnings relating to derivatives still held	$1,337,502	$1,000,042

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

The following table summarizes the composition of the fair values as of March 31, 2011 and December 31, 2010, with a summary of each of the components following the table:

	Derivatives and Warrants As Of
	March 31,	December 31,
Components:	2011	2010
Forward component	$6,360,081	$6,082,344
ECF, adjusted for anti-dilution	342,807	842,111
Post Conversion Put	4,000,792	4,509,588
Hybrid fair value	$10,703,680	$11,434,043

The Forward Component represents the discounted cash flows arising from the principal and interest at the contractual coupon and applying the contractual payment terms. The discount rates amounted to 20.45% and 18.61% at March 31, 2011 and December 31, 2010, respectively.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

Significant inputs into the MCS Valuation Technique were as follows:

	March 31,	December 31,
Embedded Conversion Feature Inputs:	2011	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.86	$0.89

Contractual conversion price	$1.10	$1.10
Adjusted conversion price (anti-dilution price)	$1.02	$1.098

Volatility range over nodes	62% - 82%	59% - 112%
Effective volatility	71.13%	90.95%

Interest range over nodes	9% - 11%	6% - 11%
Effective interest	9.84%	8.84%

Yield range over nodes	20.45%	18.61%
Effective yield	20.45%	18.61%

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

The contractual conversion price defined in the Convertible Notes is, in the event the Company consummates an equity financing of not less than $15,000,000 ("Qualified Equity Financing") prior to the prepayment or maturity dates, the same price and on the same terms as the other investors participating in the Qualified Equity Financing, and $1.10 per share if a Qualified Equity Financing does not take place prior to the prepayment or maturity dates.  In the event that the Company consummates a Qualified Equity Financing at any time during the 24-month period following the conversion of this Note, and the purchase price per share of the securities in such Qualified Equity Financing is less than $1.10 per share, then the Company agrees to issue additional shares to the investor, of the same securities that the investor received upon the prior conversion of the Note, to cover the difference in the number of shares that the investor would have received if the conversion price was adjusted to the lower purchase price in the Qualified Equity Financing. There is a general presumption that a market participant would see more value in an option (freestanding or embedded) with this type of price protection compared to an option without such protection. Accordingly, the contractual conversion price is adjusted to give effect to the additional value (i.e. higher intrinsic value). The adjusted conversion price is computed using a Binomial Lattice model.

The Post Conversion Put refers to the extension of the down-round, anti-dilution protection to the underlying shares of common stock, if the convertible Notes are converted, for a period of two years following the maturity date. This feature was valued as a put derivative using a Binomial Lattice model.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

Significant inputs into the Binomial Lattice Valuation Technique (for puts) were as follows:

	March 31,	December 31,
Post Conversion Put Inputs:	2011	2010

Contractual put price	$1.10	$1.10
Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.97	$1.00
Median selling price (projected selling price)	$0.72	$0.73

Probability that future round will be below the put price	78.08%	86.94%
Volatility over term to expiration	104.23%	122.58%
Risk free rate	0.80%	1.02%

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

Warrants

The Warrants were valued using the Binomial Lattice Model. The Binomial Lattice valuation technique was chosen among other valuation techniques because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Warrants and (ii) it simulates the exercise of the Warrants prior to the expiration.  The fair value of the warrants at March 31, 2011 and December 31, 2010 was $6,465,229 and $7,092,275, respectively.

Significant inputs into the Binomial Lattice Valuation Technique were as follows:

	March 31,	December 31,
Warrant Inputs:	2011	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$1.01	$1.04
Contractual conversion price	$1.10	$1.10

Volatility range over nodes	89% - 94%	113% - 137%
Effective volatility	103.17%	118.74%

Risk free rate range over nodes	0.09% - 1.29%	0.19% - 2.01%
Effective risk free rate	0.67%	0.76%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

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

Since anti-dilution risk is present when the trading market price is below or projected to be below the stated conversion price, a Brownian motion technique was used to estimate the future market price and the probability that the stock price would be below the stated conversion price during the remaining term of the note. A binomial lattice model was utilized which uses many of the same inputs used in a standard lattice model; however, each node considers the probability of the market price being lower than the conversion price based on the market data obtained using the Brownian motion technique. This results in an anti-dilution adjusted fair value.

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

Note 6 –Debt

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $397,000 and $427,000 at March 31, 2011 and December 31, 2010, respectively.  This note was originally a $600,000 loan to the former officer by First National Bank (“FNB”) and has an interest rate of 5% which is paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. In addition, when the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note.  The principal payments are scheduled to be $120,000 in each of 2011, 2012, 2013, and approximately $37,000 in 2014.  Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations under this note and, as such, makes principal and interest payments directly to FNB.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. As of March 31, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 –Debt (continued)

Long-Term Debt

Long-term debt consists of the following as of:

	March 31,	December 31,
	2011	2010
Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2011 with any remaining unpaid principal and interest due March 2012, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,239,772	$1,271,752

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	6,180	9,121

Note payable to Dakota Leasing for SIP phone system for $17,339, payable in monthly principal and interest installments of $461, including interest at 8.58% secured by equipment.	16,322	17,339

Note payable to First Insurance Corporation for payment of Directors & Officers insurance premium, payable in monthly installments of $8,268, including interest at 7.25%	56,504	-

Subordinated note payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	396,589	426,589

Secured convertible promissory notes (Notes 4 and 5)	10,703,680	11,434,043

Total Debt Obligations	$12,419,047	$13,158,844

Debt Summary:
Secured convertible promissory note	$10,703,680	$11,434,043
Current maturities of loans	1,307,531	1,285,940
Current maturities of subordinated debt - related party	396,589	426,589
Total Current Obligations	12,407,800	13,146,572

Non-current maturities of loans	11,247	12,272

Total Debt Obligations	$12,419,047	$13,158,844

Note 7 – Net Loss Per Common Share

The Accounting Codification Section 260 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three months ended March 31, 2011, the additional shares issuable pursuant to the terms of the convertible promissory notes were included in the computation of diluted loss per share.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Share Based Compensation

Effective July 1, 2010, and pursuant to the Company’s 2009 Equity Incentive Plan, 119,518 incentive stock options were awarded to employees and 44,794 restricted stock grants were awarded to consultants.  The grant date and exercise price of $1.10 per share for each award represents the effective price at which all private placement sales have been transacted since October 2009.  All such awards became one-third vested on July 1, 2010 and the remaining two-thirds vest evenly on July 1, 2011 and July 1, 2012. The grant date fair value of these awards was approximately $176,000.

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended
	March 31,
	2011	2010

Total cost of stock-based compensation charged against income before income taxes	$10,644	$87,500
Amount of income tax benefit recognized in earnings	-	-
Amount charged against net income	$10,644	$87,500

Impact on net income per common share:
Basic	$-	$-
Diluted	$-	$-

Stock-based compensation expense of approximately $11,000 and $88,00 for the three months ended March 31, 2011 and 2010, respectively, is reflected as general and administrative expense and research and development expense of approximately $8,000 and $88,000 and $3,000 and $0, respectively, in the consolidated statement of operations.

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

	Three Months Ended
	March 31,
	2011	2010
Stock Options and Restricted Stock:
Volatility	-	232.0%
Risk-free interest rate	-	1.51%
Expected term (years)	-	3.0
Dividend yield	-	0%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Share Based Compensation (continued)

A summary of the stock option activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	168,129	$1.10	5.9	$-
Options granted	-	$-	-
Options forfeited	(17,910)	$1.10	9.3
Options expired	-	$-	-
Options exercised	-	$-	-
Outstanding at March 31, 2011	150,219	$1.10	5.2	$-

Exercisable at March 31, 2011	105,630	$1.10	3.5	$-

A summary of the status of our unvested option shares as of March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	49,024	$1.10
Options granted	-	$-
Options forfeited	(4,435)	$1.10
Options cancelled (vested)	-	$1.10
Unvested at March 31, 2011	44,589	$1.10

A summary of the restricted stock activity for the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	44,794	$1.10	9.5	$-
Restricted shares granted	-	$-	-
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at March 31, 2011	44,794	$1.10	9.3	$-

Vested at March 31, 2011	14,931	$1.10	9.3	$-

A summary of the status of our unvested restricted stock shares as of March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	29,863	$1.10
Options granted	-	$-
Options forfeited	-	$-
Options vested	-	$-
Unvested at March 31, 2011	29,863	$1.10

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Share Based Compensation (continued)

As of March 31, 2011, there was approximately $56,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.25 years.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of March 31, 2011, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

Note 9 – Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of equity in our WBE, KLM, KLHC and Patriot subsidiaries.  Our controlling ownership interest requires that the operations of those subsidiaries be included in the Company’s consolidated financial statements.  The equity interest that is not owned by us is shown as noncontrolling interests in the consolidated statements of operations and the consolidated balance sheets.

Components of noncontrolling interests are as follows:

	March 31,	December 31,
	2011	2010
Beginning of period	$(2,137,464)	$(1,058,456)
Net loss attributable to noncontrolling interests	(243,567)	(1,079,008)
End of period	$(2,381,031)	$(2,137,464)

Note 10 - Operations

Petrobras Agreement

Effective August 23, 2010, Petrobras Brasileiro Ltda., through its subsidiary Petrobras America, Inc. (“Petrobras”), entered into a Joint Development Agreement (“JDA”) with the Company to jointly optimize our proprietary cellulosic ethanol process technology for sugarcane bagasse feedstock (“Bagasse”).  The latest generation of the Company’s process design provides for substantial enhancements over the first generation, implemented in 2008 at the Company’s demonstration plant in Upton, Wyoming using Ponderosa Pine feedstock, including the ability to be optimized for multiple feedstocks.

As part of this agreement, Petrobras will provide up to $11.0 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  In parallel, Petrobras and KL will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013 and capable of producing 15 million liters per year.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

For the three months ended March 31, 2011, approximately $1.7 million of revenue, and approximately $815,000 of expenses, related to the JDA have been included in the consolidated statements of operations.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2010, the Company has incurred significant annual net losses and at March 31, 2011 and December 31, 2010, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $13.2 million and $12.7 million, respectively.  At March 31, 2011, total liabilities exceeded total assets by approximately $16.0 million.  The advanced biofuels industry in which the Company operats continues to face significant challenges including technical risks, limited availability of debt and equity financing and changing public and governmental support.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods.

Discontinued Operations

In January 2009, the Company determined that its majority-owned subsidiary, Patriot Motor Fuels LLC (“Patriot”), should be discontinued as a result of pricing and other competitive factors.  Patriot distributed ethanol blended fuel.  In June 2009, the Company also discontinued two additional businesses in which it held a majority interest:  KL Management LLC (“KLM”), which managed ethanol facilities for third parties, and KLHC LLC (formerly known as KL Energy LLC, “KLHC”), which sold wholesale ethanol. All three businesses were discontinued as a result of the severe change in the economics of the first generation ethanol industry but especially due to the Company’s re-focus on cellulosic second generation ethanol commercialization
Operating results from discontinued operations were income of approximately $0 and $26,000 during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011 and December 31, 2010, these businesses had no assets and the only liabilities were accounts payable of approximately $316,000.  The resolution of these liabilities is largely dependent on the completion of arbitration proceedings with MRE.

Note 11 – Contingencies

Litigation

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as well as Midwest Renewable Energy, LLC, a Nebraska limited liability company (“MRE”), U.S. Water Services Utility Chemicals (the plaintiff’s employer), and a company employee. The Company was performing services at MRE. The plaintiff claimed that the defendants were negligent regarding certain safety procedures and was seeking $1.5 million for reimbursement of medical bills, pain and suffering, and loss of future earning capacity plus interest.  In November 2010, a jury determined that the defendants were liable for $451,500.  In March 2011, the plaintiff and MRE, through their insurance company, have executed a Satisfaction of Judgment settlement (the “Settlement”) for $440,000, which was paid in March 2011 by MRE’s insurance company. In light of the jury decision, the Company accrued $220,000 as its potential share of this award in December 2010. The Company has appealed their liability as it believes that several legal mistakes were made during the trial. While the Company has no liability to the plaintiff due to the Settlement, the Company could be responsible for a portion of the Settlement if MRE, through its insurance company, files litigation which is successful in requiring the Company to contribute to the Settlement.

On June 30, 2009, a lawsuit was brought by MRE against the Company, certain subsidiaries (owned 75% by the Company and 25% by an officer and owner of MRE), and certain past officers in the District Court of Lincoln County, Nebraska.  MRE previously engaged the Company and certain subsidiaries to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities. The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, the Company and certain subsidiaries filed a motion to compel MRE to arbitrate its claims and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit. In November 2009, the Court ruled for the Company and certain subsidiaries and issued an order to compel three separate arbitration proceedings.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 – Contingencies (continued)

Litigation (continued)

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated that MRE had failed to establish, by the preponderance of the evidence, that KLM perpetrated a fraud on MRE. Of the $2.1M counterclaimed by MRE, the arbitrator awarded KLHC from MRE a net award of $42,000, and awarded MRE from KLM a net award of $263,000. These awards relate to trade payables and contract disputes, and are less than the amounts previously accrued in the consolidated financial statements.

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

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and MRE.  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG directly to MRE.  DSG alleged that KL and MRE were jointly responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE. KL refuted this and provided substantial evidence that DSG contracted directly with MRE. In addition, all invoices paid were paid by MRE. On March 18, 2011 the jury determined that MRE was wholly liable for debt and interest, beginning August 2007 and aggregating over $600,000, and that KL was completely exonerated and had no liability.

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

On December 21, 2010, an amended lawsuit, that was originally filed against MRE, was brought against the Company in the District Court of Douglas County, Nebraska.  The plaintiff is R M Campbell Industrial, Inc., a Nebraska limited liability company ("RMC").The total amount claimed against all defendants is approximately $158,000 plus accrued interest since November 13, 2008 plus attorneys’ fees. No basis was provided in the amended lawsuit for including the Company and the Company believes there is absolutely no basis for its inclusion.  Any losses incurred by the Company cannot be reasonably estimated. Accordingly, the Company has not recorded an accrual for such potential loss and plans to vigorously defend its position.

The Company may be subject to various claims and legal actions arising in the ordinary course of business from time to time. The Company maintains insurance to cover certain such actions.

Note 12 - Segment Information

As of March 31, 2011, the Company manages its business and aggregates its operational and financial information in accordance with five reportable segments. The Project Development Services segment provides economic and technical feasibility studies, including feedstock testing, to third party customers. The Biofuel Products segment includes the sale of ethanol, lignin and other CBE by-products.  The Engineering Services segment provides basic engineering and design services for CBE facilities.  The Technology Licensing segment provides license and royalty revenues from the licensing of our proprietary technology.  The Biofuel Research and Development segment provides CBE facility and product research and primarily consists of the WBE facilities and related expenses.  As of March 31, 2011, only the Project Development Services, Engineering Services and Biofuel Research and Development segments had activity.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 - Segment Information (continued)

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

Financial information for the Company’s business segments was as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
Identifiable Fixed Assets:
Project development services	$479	$457
Engineering services	-	-
Biofuel research and development	9,472	8,330
	9,951	8,787
Accumulated Depreciation	(6,124)	(5,863)
Total Identifiable Fixed Assets	$3,827	$2,924

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Project development services	$1,667	$120
Engineering services	117	-
Biofuel research and development	-	-
Total Revenues	$1,784	$120

Depreciation:
Project development services	$19	$15
Engineering services	-	-
Biofuel research and development	242	468
Total Depreciation	$261	$483

Interest Expense:
Project development services	$8	$18
Engineering services	-	-
Biofuel research and development	21	22
Total Interest Expense	$29	$40

Net Income (Loss)
Project development services	$2,400	$(939)
Engineering services	11	-
Biofuel research and development	(1,387)	(539)
Net Income (Loss)	$1,024	$(1,478)

Reconciliations to Reported Amounts:
Revenue - Reportable Segments	$1,784	$120
Eliminations/Other	-	-
Total Consolidated Revenue	$1,784	$120

Net Income (Loss) - Reportable Segments	$1,024	$(1,478)
Eliminations/Other	-	-
Total Consolidated Net Income (Loss)	1,024	(1,478)

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Related Parties

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.  For the three months ended March 31, 2011, approximately $200,000 of expense, comprised of cash payments, has been included in the consolidated statement of operations.

Effective March 8, 2010, the Company entered into a consulting agreement with Add Blue for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross.  An initial payment of $24,000 U.S. was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000 U.S.  The consulting agreement may be terminated upon 90 days’ notice by either party.  This agreement was subsequently amended, as part of the Collaboration Agreement between the Company and Add Blue, to change the monthly fee to $20,000 U.S. per month.  It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office.  During the three months ended March 31, 2011 and 2010, fees paid to Add Blue were approximately $60,000 and $31,000, respectively.

Other Related Party Agreements

Pursuant to its agreement with the Company, Pelly Management, Inc. provided financial advisor services and received fees of $0 and $200,000 for the three months ended March 31, 2011 and 2010, respectively.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board, and Thomas Bolan, for the position of Chief Financial Officer, respectively.  In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director.  During the three months ended March 31, 2011 and 2010, fees paid to Messrs. Schueller, Bolan and Rae were approximately $36,000 and $ 36,000, $ 38,000 and $38,000, and $ 42,000 and $ 35,000, respectively.

Prior to March 2, 2010, we generally had not compensated Directors for their service as directors.  On March 2, 2010, the Board of Directors approved a Director’s fee of $18,000 per annum that could be awarded to all serving Non-Executive and Non-Consulting directors.  As of the date of this report, Alain Vignon is the only Non-Executive, Non-Consulting director that has so far been awarded this fee and $45,000 has been accrued for his services from his appointment in October 2008 through March 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

While we have historically provided engineering, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services for cellulose based ethanol ("CBE") 2nd Gen integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets.

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of these GBE’s has given our company a significant advantage in the development and future operations of 2nd Gen facilities.

The majority of 1st Gen ethanol is currently produced from sugar cane or grain-based feedstocks, predominantly corn in the United States; however ethanol can also be produced from cellulose. The growth of first generation ethanol is limited due to the widespread opposition to using land and crops that can be used for food or feed for the production of fuels. This is especially relevant now that technology has provided a solution that uses widely available cellulose as a feedstock for ethanol production.  Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Advanced biofuels produced from cellulosic materials draws on non-food related and waste feedstock sources and has been proven to substantially reduce carbon dioxide emissions and improve engine efficiency.

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol from every dry metric ton of certain biomass feedstock.

A key part of our business model is the development of scalable, custom-designed fully integrated CBE projects, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, constructed and operated what we believe to be one of the first second-generation CBE demonstration plants in the United States. The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year.  This allows us to continue to research and refine our cellulose conversion technology while also demonstrating the commercial viability for this type of technology.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world.  The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, crop residue, like corn stalk or sugar cane bagasse and perennial crops. KL focuses on co-locating CBE plants with industrial partners with access to feedstock either as a residual or by-product to their existing process, reducing transportation costs relating to feedstock and sharing energy and utilities.

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

KL has developed a proprietary process composed of thermal-mechanical pretreatment, enzymatic hydrolysis, lignin separation and co-fermentation of C5 and C6 sugars because we believe it has distinct advantages over the gasification methods. Gasification methods present a number of challenges, including the capital intensity of the process, selectivity of the syngas conversion to ethanol, and alcohol tolerance of the organisms capable of converting syngas to ethanol. Furthermore, unlike some other cellulosic ethanol technology, we use insignificant amounts of acid (less than .4% m/m) in our process, eliminating the environmental hazards that result with acid, and producing valuable by-products from the resulting lignin.

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

Business Strategies

During the current year, we plan to continue to optimize our technology and to design the first commercial CBE facility. We intend to license our technology and contract our design engineering to third parties.  We will focus on developing cellulosic ethanol projects integrated into existing industries, like sugarcane and pulp and paper mills, together with partners that will help us accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances provide an important advantage in realizing success in commercializing our process technologies.  Key elements of our business strategy are:

☐ Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hardwood residues .  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

☐ Developing national and international strategic partnerships and strategic alliances .  We intend to develop our projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances will be important in accelerating the commercialization of our process technologies.

The Company has entered into a memorandum of understanding with Suzano Papel e Celulose S.A. (“Suzano”), a Brazilian corporation that is the second largest producer of eucalyptus pulp in the world, to conduct joint R&D, jointly design, build and operate a pilot plant in Brazil and to license KL's technology to Suzano for the construction of commercial facilities integrated into Suzano’s pulp and paper mills in Brazil.

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.  For the three months ended March 31, 2011, approximately $200,000 of expense, comprised of cash payments, has been included in the consolidated statement of operations.

Effective March 8, 2010, the Company entered into a consulting agreement with Add Blue for the provision of certain executive services.  Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross.  An initial payment of $24,000 U.S. was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000 U.S.  The consulting agreement may be terminated upon 90 days’ notice by either party.  This agreement was subsequently amended, as part of the Collaboration Agreement between the Company and Add Blue, to change the monthly fee to $20,000 U.S. per month.  It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office.  During the three months ended March 31, 2011 and 2010, fees paid to Add Blue were approximately $60,000 and $31,000.
Effective August 23, 2010, Petrobras Brasileiro Ltda., through its subsidiary Petrobras America, Inc. ((“Petrobras”), entered into a Joint Development Agreement (“JDA”) with the Company to jointly optimize our proprietary cellulosic ethanol process technology for sugarcane bagasse feedstock (“Bagasse”).  The latest generation of the Company’s process design provides for substantial enhancements over the first generation, implemented in 2008 at the Company’s demonstration plant in Upton, Wyoming using Ponderosa Pine feedstock, including the ability to be optimized for multiple feedstocks.  As part of this agreement, Petrobras will provide up to $11 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  In parallel, Petrobras and KL will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013 and capable of producing 15 million liters per year.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

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

Recent Financing

Our recent financings are described in Notes 4 and 5 of the Notes to Consolidated Financial Statements included in this Report and incorporated by reference herein.

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

The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents deferred revenue on the Petrobras engineering and design project.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life of each award and risk-free interest rates.  We use a historical volatility rate on our stock options.  The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share.  Because its stock is not actively traded, the Company believes that values for our common stock, as reported on the OTC Bulletin Board prior to the Company’s stock being deleted in March 2010 and particularly at March 31, 2011, are not indicative of the market value of the business.  If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees, directors and consultants, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Hybrid Financial Instruments and Warrants

The Company accounts for hybrid financial instruments (convertible notes with embedded derivative features such as conversion options and down-round protection) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. Changes in the fair value in subsequent periods are recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and as derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Notes 4 and 5.

Liquidity and Capital Resources

We had approximately $1,764,000 of cash and cash equivalents, $437,000 in restricted cash related to the Petrobras project, approximately $896,000 in raw material inventories (primarily related to the Petrobras project), approximately $19,000 in receivables and approximately $323,000 of prepaid insurance and Petrobras project expenses at March 31, 2011. Our total current assets at March 31, 2011 were approximately $3,420,000. As of that date, we also had non-current assets, consisting of net property, plant and equipment, of approximately $3,827,000. Our total assets as of March 31, 2011 were approximately $7,247,000.

During first quarter of 2011, we received an additional $200,000 in proceeds from secured convertible debt to fund operating activities and allow our borrowing commitments to remain current. The Company expects to rely on funds raised from this recent private placement, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. While we continue to seek additional financing, there are currently no specific arrangements for any external financing of debt or equity and we are not certain whether any such financing would be available on terms acceptable to us, if at all.

We estimate that our average monthly operating expenses will continue to be approximately $450,000 per month or $5.4 million over the next twelve months. Such costs primarily consist of approximately 50% in personnel wages and benefits, approximately 35% in legal, audit, fund-raising, public relations, etc. consulting fees and travel expenses, approximately 10% in debt payments and the remainder, net of feedstock testing income, is primarily for WBE plant operations and laboratory expenses. We believe that cash on hand and the recent borrowings, other firm commitments, and continuing discussions with existing as well as new interested investors, will adequately provide for the operating activities of the Company for the remainder of calendar 2011.

In their report dated March 17, 2011, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for, and making payments with respect on, a note payable by WBE to Security National Bank which had a balance of $1,239,772 at March 31, 2011. Pursuant to an amendment executed during the first quarter of 2011, principal and interest payments of $17,560 are due to be made from March 2011 until the maturity date of March 2012, which was extended for an additional year based on the Company’s compliance with the note terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $397,000 and $427,000 at March 31, 2011 and December 31, 2010, respectively.  This note was originally a $600,000 loan to the former officer by First National Bank (“FNB”) and has an interest rate of 5% which is paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. In addition, when the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note.  The principal payments are scheduled to be $120,000 in each of 2011, 2012, 2013, and approximately $37,000 in 2014.  Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations under this note and, as such, makes principal and interest payments directly to FNB.  As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. As of March 31, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

The Company had total current liabilities of approximately $16,811,000 at March 31, 2011, which included convertible promissory notes payable of approximately $10,704,000, current maturities of long-term debt of approximately $1,308,000 and current maturities of subordinated debt – related party of approximately $397,000, accounts payable of approximately $1,659,000, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $282,000, deferred revenue of approximately $1,237,000 (primarily related to the Petrobras project), accrued payroll and other liabilities of approximately $850,000 (primarily legal fees of approximately $153,000, arbitration settlement accruals of $325,000, accounting and audit fees of approximately $65,000, other professional fees of approximately $46,000, accrued payroll of $78,000, and accrued interest, operating expenses and Petrobras project costs of approximately $183,000) as well as current liabilities of discontinued operations of approximately $316,000 (the settlement of which is dependent on the resolution of several litigation issues).

We had total long-term liabilities of approximately $6,476,000 at March 31, 2011 which includes approximately $6,465,000 in warrant derivative liabilities and approximately $11,000 in long-term debt related to equipment financing. Our total liabilities were approximately $23,288,000 as of March 31, 2011.

We have provided substantial funding for WBE, a 64%-owned subsidiary, relating to the demonstration of our cellulosic technology. As of March 31, 2011, WBE owed us approximately $10,271,000 pursuant to a senior secured note that includes the Company’s payments on WBE’s Security National Bank loan which had an original amount of approximately $1,985,000 and a balance of approximately $1,240,000 as of March 31, 2011. There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash from Continuing Operations – Operating Activities

Our cash flow from operations has been negative since the inception of the Company. We do not anticipate that we will have a positive cash flow from operations in 2011. Whether we have positive cash flow in 2011 depends on whether we are able to realize engineering design and licensing revenue from new CBE projects started in 2010 and other operational revenue primarily related to feedstock testing. A significant portion of our business is still in the research and development phase and we expect to continue to incur losses until we have sold licenses or have our own plant(s) operating.

We are in the process of implementing cost control measures that should help us reach our technology and business goals more efficiently. We have implemented a strict budgetary and financial control process. We have also re-focused our human and financial resources towards the goal of providing technology, project development and engineering services for cellulose based ethanol second generation integrated facilities and eliminated positions that are not critical to this business mission.

During the period from our inception to March 31, 2011, we have incurred significant net losses. At March 31, 2011 and 2010, respectively, we had negative working capital (i.e. current assets less current liabilities) of approximately $13.4 million and $6.1 million, respectively. Total liabilities exceeded total assets by approximately $16.0 million and $3.1 million at March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, our operating activities used a net of approximately $470,000 of cash. This reflected a net income of approximately $780,000, depreciation expense of approximately $261,000, stock based compensation expense of approximately $11,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts (approximately $282,000 related to the Petrobras project) and accrued payroll and other liabilities of approximately $143,000 (primarily legal and consulting fees and Petrobras project costs) and decreases in restricted cash (approximately $908,000 related to the Petrobras project) and prepaid expenses (approximately $42,000). These were largely offset by the unrealized gain on fair value of secured promissory notes of approximately $710,000, derivative income of approximately $627,000 related to the warrant liability, an increase in inventories (approximately $596,000 - primarily feedstock for the Petrobras project) and decreases in accounts payable of approximately $145,000, deferred revenue (approximately $818,000 - primarily related to the Petrobras project).

During the three months ended March 31, 2010, our operating activities used a net of approximately $1,238,000 of cash. This reflected a net loss of approximately $1,772,000 as well as an increase in receivables ($25,000) and prepaid expenses ($32,000) and a decrease in accounts payable ($31,000). These were largely offset by depreciation of approximately $483,000, stock based compensation expense of approximately $88,000, amortization of debt issuance costs of approximately $45,000 and an increase of approximately $7,000 in accrued payroll and other.

Net Cash from Continuing Operations - Investing Activities

Net cash used in investing activities was approximately $1,164,000 and $65,000 for the three months ended March 31, 2011 and 2010, respectively. These funds were primarily used for the purchase of property, plant, and equipment for the WBE facility.

Net Cash from Continuing Operations – Financing Activities

Net cash used in our financing activities was approximately $109,000 for the three months ended March 31, 2011. During this period, we received approximately $200,000 in proceeds from convertible debt offset by approximately $89,000 of net payments on long-term debt and subordinated related party debt and the realized gain of approximately $220,000 from the fair value adjustment of our convertible promissory notes.

Net cash provided by our financing activities was approximately $1,608,000 for the three months ended March 31, 2010. During this period, we received approximately $2,000,000 in gross proceeds from the private placement of common stock, reduced by approximately $245,000 of related legal, professional and placement fees, offset by approximately $147,000 of net payments in subordinated related party and long-term debt.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue

The Company recorded approximately $1,784,000 in revenue for the three months ended March 31, 2011 compared to $120,000 of feedstock testing revenue for the three months ended March 31, 2010. This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $707,000 of project development services costs for the three months ended March 31, 2011, compared to an absence of these costs in the prior year. This increase is solely attributable to the Petrobras project to optimize and validate our technology.

Engineering Services Expenses

The company recorded approximately $107,000 of engineering services costs for the three months ended March 31, 2011, compared to an absence of these costs in the prior year. This increase is solely attributable to the Petrobras engineering and design project.

General and Administrative Expenses

General and administrative expenses of approximately $789,000 for the three months ended March 31, 2011 compared to $940,000 for the three months ended March 31, 2010, a decrease of approximately $151,000 or 16%. This significant improvement was primarily attributable to lower net personnel costs of approximately $166,000 (of which approximately $122,000 was included in project development services), lower stock compensation costs of approximately $76,000, reduced advertising of approximately $20,000 and lower consulting fees of approximately $16,000 offset by higher legal and accounting fees of approximately $82,000 and travel expenses of approximately $45,000.

Research and Development Expenses

Research and development expense of approximately $499,000 for the three months ended March 31, 2011 compared to approximately $856,000 for the three months ended March 31, 2010, a decrease of approximately $357,000 or 42%. This significant decrease is primarily attributable to lower net personnel costs of approximately $200,000 (of which approximately $183,000 was included in project development services), lower WBE depreciation of $226,000 due to fully depreciated assets and approximately $16,000 in lower utility costs due to the WBE plant retrofit/shutdown offset by an increase of approximately $57,000 in lab interns, supplies and equipment and increased equipment repairs and environmental fees of approximately $25,000.

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. Acquisition of licensing rights expense for the three months ended March 31, 2011 is $200,000 compared to $0 of such expenses in the three months ended March 31, 2010 since the agreement with add blue was not in effect until August 2010.

Other Income (Expense), Net

Other income (net) was approximately $1,298,000 for the three months ended March 31, 2011 and was comprised of approximately $710,000 in unrealized gains on the fair value of convertible promissory notes, approximately $627,000 in derivative income related to the issuance of warrants and approximately $39,000 of interest and other expenses.

Other expense (net) was approximately $61,000 for the three months ended March 31, 2010 and was comprised of approximately $40,000 of interest expense and approximately $22,000 in miscellaneous expense offset by approximately $1,000 of interest income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.  Controls and Procedures

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.
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

Internal Controls. In order to remediate the weaknesses in our disclosure controls and procedures and internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2010 we have taken and continue to take the following actions during the period covered by this report:

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

Changes in Internal Control Over Financial Reporting

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2007 in the District Court of Douglas County, Nebraska, the Company was named in a personal injury lawsuit as well as Midwest Renewable Energy, LLC, a Nebraska limited liability company (“MRE”), U.S. Water Services Utility Chemicals (the plaintiff’s employer), and a company employee. The Company was performing services at MRE. The plaintiff claimed that the defendants were negligent regarding certain safety procedures and was seeking $1.5 million for reimbursement of medical bills, pain and suffering, and loss of future earning capacity plus interest.  In November 2010, a jury determined that the defendants were liable for $451,500.  In March 2011, the plaintiff and MRE, through their insurance company, have executed a Satisfaction of Judgment settlement (the “Settlement”) for $440,000, which was paid in March 2011 by MRE’s insurance company. In light of the jury decision, the Company accrued $220,000 as its potential share of this award in December 2010. The Company has appealed their liability as it believes that several legal mistakes were made during the trial. While the Company has no liability to the plaintiff due to the Settlement, the Company could be responsible for a portion of the Settlement if MRE, through its insurance company, files litigation which is successful in requiring the Company to contribute to the Settlement.

On June 30, 2009, a lawsuit was brought by MRE against the Company, certain subsidiaries (owned 75% by the Company and 25% by an officer and owner of MRE), and certain past officers in the District Court of Lincoln County, Nebraska.  MRE previously engaged the Company and certain subsidiaries to manage its existing ethanol facility, oversee its expansion construction and market the ethanol produced at its facilities. The plaintiff alleged, among other things, that the named individuals and entities engaged in breaches of fiduciary duties owed to MRE, breaches of contract, fraud, interference with contract, conversion and negligence relating to the management and expansion of its corn-based ethanol facilities in Nebraska.  In August 2009, the Company and certain subsidiaries filed a motion to compel MRE to arbitrate its claims and also separately filed three arbitration demands for claims relating to the three agreements between the Company and its affiliates and MRE that were at issue in the lawsuit. In November 2009, the Court ruled for the Company and certain subsidiaries and issued an order to compel three separate arbitration proceedings.

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated that MRE had failed to establish, by the preponderance of the evidence, that KLM perpetrated a fraud on MRE. Of the $2.1M counterclaimed by MRE, the arbitrator awarded KLHC from MRE a net award of $42,000, and awarded MRE from KLM a net award of $263,000. These awards relate to trade payables and contract disputes, and are less than the amounts previously accrued in the consolidated financial statements.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and MRE.  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG directly to MRE.  DSG alleged that KL and MRE were jointly responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE. KL refuted this and provided substantial evidence that DSG contracted directly with MRE. In addition, all invoices paid were paid by MRE. On March 18, 2011 the jury determined that MRE was wholly liable for debt and interest, beginning August 2007 and aggregating over $600,000, and that KL was completely exonerated and had no liability.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Form 10-K filed with the SEC on March 17, 2011.  You should consider such risk factors in addition to the other information set forth below and elsewhere in this report.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties also may materially adversely affect our business, financial condition, and/or reporting results.

Item 2.  Unregistered Sales of Equity Securities And Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2011	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)