Form 10-Q
period 2011-06-30
KL Energy Corp
filed 2011-08-15
CIK 1403548

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ______ to _______

Commission file number 333-145183

KL ENERGY CORPORATION
(Name of registrant as specified in its charter )

Nevada	39-2052941
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 50,893,309 shares of common stock, $0.001 par value per share, outstanding on July 29, 2011.

KL Energy Corporation
Form 10-Q
For the Period Ended June 30, 2011

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

When used in this report, the terms the "Company," "KL Energy," "we," "us," "ours," and similar terms refer to KL Energy Corporation, a Nevada corporation, and its subsidiaries.

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$219,919	$3,507,676
Restricted cash	-	1,345,442
Inventories	379,046	299,594
Prepaid expenses and other assets	227,932	284,161
Total Current Assets	826,897	5,436,873

Non-Current Assets
Property, Plant and Equipment, Net	3,844,877	2,924,109

Total Assets	$4,671,774	$8,360,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilites
Convertible promissory notes payable	$10,432,619	$11,434,043
Current maturities of long-term debt	1,247,656	1,285,940
Current maturities of subordinated debt-related party	366,589	426,589
Accounts payable	2,337,422	1,792,830
Accounts payable-related parties	105,245	11,553
Billings in excess of costs and estimated earnings on uncompleted contracts	201,502	-
Accrued payroll	75,148	76,995
Other liabilities	590,118	708,024
Deferred revenue	556,844	2,035,178
Current liabilities of discontinued operations	316,431	316,431
Total Current Liabilities	16,229,574	18,087,583

Warrant derivative liability	5,041,339	7,092,275
Long-term debt, less current maturities	10,200	12,272
Total Long-Term Debt	5,051,539	7,104,547
Total Liabilities	21,281,113	25,192,130

Stockholders' Deficit
Common stock, $0.001 par value; 180,000,000 shares authorized; 50,893,309 shares issued and outstanding as of June 30, 2011 and December 31, 2010	50,893	50,893
Additional paid-in capital	14,367,059	14,347,074
Accumulated deficit	(28,407,801)	(29,091,651)
Deficit attributable to KL Energy Corporation	(13,989,849)	(14,693,684)
Noncontrolling interest	(2,619,490)	(2,137,464)
Total Stockholders' Deficit	(16,609,339)	(16,831,148)

Total Liabilities and Stockholders' Deficit	$4,671,774	$8,360,982

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Project development services	$666,667	$-	$2,333,333	$120,000
Engineering services	118,678	-	236,498
Total Revenue	785,345	-	2,569,831	120,000

Operating Expenses
Project development services	1,685,393	-	2,392,761	60,000
Engineering services	91,667	-	198,843	-
General and administrative	733,315	697,268	1,522,462	1,636,894
Research and development	517,245	809,056	1,016,354	1,665,362
Acquisition of licensing rights	-	-	200,000	-
Total Operating Expenses	3,027,620	1,506,324	5,330,420	3,362,256

Loss from Operations	(2,242,275)	(1,506,324)	(2,760,589)	(3,242,256)

Other Income (Expense), Net:
Other expense	1,070	39,018	(8,899)	17,034
Interest income	539	29	557	747
Interest expense	(25,708)	(40,526)	(54,932)	(80,839)
Unrealized gain on fair value of debt instruments	271,061	-	981,517	-
Derivative income	1,423,890	-	2,050,936	-
Total Other Income (Expense), Net	1,670,852	(1,479)	2,969,179	(63,058)

Income (loss) from continuing operations, before tax	(571,423)	(1,507,803)	208,590	(3,305,314)
Income taxes	-	-	-	-
Income (loss) from continuing operations, net of tax	(571,423)	(1,507,803)	208,590	(3,305,314)

Income (loss) from discontinued operations, net of tax	(6,766)	4,705	(6,766)	30,537

Net Income (Loss)	$(578,189)	$(1,503,098)	$201,824	(3,274,777)

Net loss attributable to noncontrolling interests	238,459	260,770	482,026	554,919

Net Income (Loss) Attributable to KL Energy Corporation	$(339,730)	$(1,242,328)	$683,850	$(2,719,858)

Earnings Per Share - Basic
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$0.01	$(0.06)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$0.01	$(0.06)

Weighted Average Common Shares Outstanding - Basic	50,893,309	47,686,964	50,893,309	46,879,634

Earnings Per Share - Diluted
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$0.01	$(0.06)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$0.01	$(0.06)

Weighted Average Common Shares Outstanding - Diluted	50,893,309	47,686,964	56,803,771	46,879,634

Amounts attributable to KL Energy Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(332,964)	$(1,247,033)	$690,616	$(2,750,395)
Income from discontinued operations, net of tax	(6,766)	4,705	(6,766)	30,537
Net Income (Loss)	$(339,730)	$(1,242,328)	$683,850	$(2,719,858)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2010	50,893,309	$50,893	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)

Stock based compensation			19,985			19,985
Net loss attributed to noncontrolling interests					(482,026)	(482,026)
Net income				683,850		683,850
Balance - June 30, 2011	50,893,309	$50,893	$14,367,059	$(28,407,801)	$(2,619,490)	$(16,609,339)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$201,824	$(3,274,778)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	593,965	969,890
Allowance for doubtful accounts	-	-
Loss (gain) on sale of assets	42,910	(535)
Stock based compensation expense	19,985	87,500
Debt extinguishment loss	-	-
Unrealized gain on fair value of debt instruments	(981,517)	-
Derivative income	(2,050,936)	-
Issuance of stock for licensing rights	-	-
Amortization of debt discount	-	-
Amortization of debt issuance cost	-	-
Changes in current assets and liabilities:	-
(Increase) decrease in:	-
Restricted cash	1,345,442	(64,180)
Receivables	-	-
Inventories	(79,452)	-
Prepaid expenses and other assets	136,230	(47,998)
Increase (decrease) in:	-
Accounts payable	638,284	(74,992)
Billings in excess of costs and estimated earnings on uncompleted contracts	201,502	-
Deferred income	(1,478,334)	-
Accrued payroll and other liabilities	(119,753)	(2,365)
Net Cash Provided by (Used In) Operating Activities	(1,529,850)	(2,407,458)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,557,644)	(112,303)
Proceeds from the sale of fixed assets	-	300
Net Cash Provided by (Used in) Investing Activities	(1,557,644)	(112,003)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(120,356)	-
Proceeds from subordinated debt – related parties, net	-	-
Payments on subordinated debt - related parties, net	(60,000)	(53,539)
Payments on long-term debt principal	-	(226,098)
Proceeds from convertible debt	200,000	-
Interest payments on convertible debt	(219,907)	-
Debt issuance costs	-	-
Legal, professional and placement fees	-	(335,000)
Proceeds from issuance of common stock	-	3,350,000
Net Cash Provided by (Used in) Financing Activities	(200,263)	2,735,363

Net Increase (Decrease) in Cash and Cash Equivalents	(3,287,757)	215,902

Cash and cash equivalents at beginning of period	3,507,676	65,049
Cash and cash equivalents at end of period	$219,919	$280,951

Supplemental Disclosures of Cash Flow Information
Interest paid	$54,610	$56,610
Deferred issuance costs netted in equity	-	90,000
Insurance premium financed with debt	80,000	80,000

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

	June 30,	December 31,
	2011	2010
Plant and Plant Equipment	$9,641,377	$7,398,383
Office Furnishings and Equipment	489,081	458,476
Vehicles	51,698	51,698
Construction in progress	119,372	878,237
	10,301,527	8,786,794
Less Accumulated Depreciation	(6,456,650)	(5,862,685)
Total Property, Plant, and Equipment, Net	$3,844,877	$2,924,109

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  Construction in progress reflects various WBE facility upgrades pursuant to the Joint Development Agreement with Petrobras.  Depreciation expense is included in the following expenses in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Project development expenses	$73	$-	$73	$-
General and administrative expenses	18	17	37	32
Research and development expenses	242	470	484	938
	$333	$487	$594	$970

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on the uncompleted Petrobras engineering design contract as of June 30, 2011:

Costs Incurred on Uncompleted Contracts	$183,843
Estimated Earnings	14,655
198,498
Less Billings to Date	(400,000)
$(201,502)

Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	$-
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts	(201,502)
$(201,502)

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability

In November 2010, KL Energy Corporation (the “Company”) consummated a financing with several accredited investors pursuant to a Note and Warrant Purchase Agreement (the ”Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company issued to the investors secured convertible promissory notes (the “Notes”), and related stock purchase warrants (the “Warrants”), for an aggregate purchase price of $4,680,000 (excluding $1,821,508 of existing promissory notes that were converted into these new Notes and Warrants) of which $4,480,000 was received in November and December 2010 and $200,000 was received in January 2011.  The exchange of $1,821,508 of existing promissory notes for the new notes and warrants were accounted for as an extinguishment of debt with the difference between the fair value of the new debt instrument and the carrying value of the old debt instrument reflected as a debt extinguishment loss in the December 31, 2010 consolidated statements of operations. In order to induce each investor to extend the credit evidenced by the Notes, the Company entered into the Security Agreement, which granted a security interest of first priority in all right, title and interests of the Company in and to all of the Company’s property which had not already been covered by liens. The Purchase Agreement also provides each investor with the right of first offer, within 10 days of being notified, to purchase its pro-rata share of capital stock which the Company proposes to issue in a subsequent equity financing.

Approximately $4.0 million of the gross proceeds from the financing came from existing investors.  Each Note carries an interest rate of 10.0% per annum and is payable eight months after its issuance.    Under certain conditions, such as an equity financing or a merger or sale of the Company’s assets (“Liquidity Event”), the investor may elect to convert all or part of the outstanding principal and unpaid interest into shares of the Company’s common stock.  In lieu of the conversion of the Note, the investor may demand payment of the principal and accrued but unpaid interest outstanding as of the date of the Liquidity Event.

The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of two years following the maturity date. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and liability classification at fair value.  Accounting guidance provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, the Company elected this alternative and has recorded the Notes at fair value.

Pursuant to the terms of the Purchase Agreement, each investor was issued a Warrant that entitled the investor to purchase, within four years of each Note’s maturity date, shares of the Company’s capital stock that equals the quotient obtained by dividing (a) the warrant coverage amount by (b) either the price paid by investors of a qualified equity financing, as defined in the Warrant, or $1.10 per share if exercised in the absence of a qualified equity financing. The warrant coverage amount is 140% of the number of shares convertible under the Note at the maturity date; provided, however, that if the Note is converted either in whole or in part at any time during the term of the Note or upon the maturity date, then the 140% used in the calculation of the warrant coverage amount shall be increased to 170%. In addition, the underlying contracts extend the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of four years following the maturity date.

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

Pursuant to the terms of the Securities Purchase Agreements, dated September 30, 2008 among the Company and two accredited investors, the Company had issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock.  The purchase price per unit was $8.00 per unit for an aggregate price of $25,000 and the warrant expires on September 30, 2011.

Assuming the 170% conversion rate for warrants related to the Notes, and the 3,125 warrants issued in September 2008, the Company had approximately 10.0 million warrants outstanding at June 30, 2011.  The weighted average exercise price and remaining contractual life of these warrants was $1.10 and 3.3 years, respectively.

Effective July 2011, by mutual agreement between the Company and investors and as further detailed in Note 14, the Notes and Warrants issued in the fourth quarter of 2010, aggregating $6.5 million, were cancelled and replaced by secured convertible promissory notes with different terms.  In addition, new secured convertible promissory notes, aggregating $2.75 million, were also issued in July 2011.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS
Money market fund (included in cash and cash equivalents)	$508	-	-	$508

LIABILITIES
Hybrid debt instruments	$-	$-	$10,432,619	$10,432,619
Warrant derivative liabilities	-	-	5,041,339	5,041,339
	$-	$-	$15,473,958	$15,473,958

As of December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS
Money market fund (included in cash and cash equivalents)	$1,074,791	-	-	$1,074,791

LIABILITIES
Hybrid debt instruments	$-	$-	$11,434,043	$11,434,043
Warrant derivative liabilities	-	-	7,092,275	7,092,275
	$-	$-	$18,526,318	$18,526,318

The hybrid financial instruments and derivative warrant liability were valued using the methodologies and the assumptions discussed in the following paragraphs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$17,168,909	$-	$18,526,318	$-
Total gains (realized or unrealized) included in earnings	(1,694,951)	-	(3,639,086)	-
Issuances	-	-	586,726	-
Transfers in and out of level 3	-	-		-
Ending balance	$15,473,958	$-	$15,473,958	$-

Increase in unrealized gains included in earnings relating to derivatives still held	$1,694,951	$-	$3,032,453	$-

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The Notes were valued in their entirety based upon the aggregate values of the individual components giving rise to value in the financial instrument. These components consist of the Forward Contract, the anti-dilution effected ECF and the post-conversion down-round, anti-dilution protection (Post Conversion Put). This method was selected among other available methods because it embodies all material assumptions (both debt and equity risk related) that market participants would likely consider in an orderly exchange of the financial instrument.

The following table summarizes the composition of the fair values with a summary of each of the components following the table:

	Derivatives and Warrants As Of
	June 30,	December 31,
Components:	2011	2010
Forward component	$6,100,250	$6,082,344
ECF, adjusted for anti-dilution	573,315	842,111
Post Conversion Put	3,759,054	4,509,588
Hybrid fair value	$10,432,619	$11,434,043

The Forward Component represents the discounted cash flows arising from the principal and interest at the contractual coupon and applying the contractual payment terms. The discount rates amounted to 20.34% and 18.61% at June 30, 2011 and December 31, 2010, respectively.

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

Significant inputs into the MCS Valuation Technique were as follows:

	June 30,	December 31,
Embedded Conversion Feature Inputs:	2011	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.88	$0.89

Contractual conversion price	$1.10	$1.10
Adjusted conversion price (anti-dilution price)	$1.03	$1.098

Volatility range over nodes	34% - 81%	59% - 112%
Effective volatility	62.42%	90.95%

Interest range over nodes	9% - 10%	6% - 11%
Effective interest	8.94%	8.84%

Yield range over nodes	20.34%	18.61%
Effective yield	20.34%	18.61%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The Fair value of Common Stock represents what a market participant would consider a fair value of the underlying security to establish the intrinsic value present in the arrangement or feature. The Company’s listed stock price per share was $0.51 at June 30, 2011 and $2.50 at December 31, 2010 but the stock was deleted from the OTCBB in March 2010 and is not actively traded.  As such, management believes that the $1.10 per share price used in private placement transactions since October 2010 is indicative of the value market participants would pay. Such price is a better indicator of value than the listed price and, accordingly, was used in the calculations. The dilution adjusted value gives effect to potentially dilutive securities (warrants, stock options and conversion features) using the Noreen-Wolfson Equilibrium Pricing Model (“NW Model”). A dilution adjusted fair value is particularly relevant and valid when trading is extremely thin resulting in the presumption that trading activity likely would not give effect to potentially dilutive securities. The NW Model is a Black-Scholes based valuation technique that was utilized solely for generating the dilution adjusted fair value.

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

Significant inputs into the Binomial Lattice Valuation Technique (for puts) were as follows:

	June 30,	December 31,
Post Conversion Put Inputs:	2011	2010

Contractual put price	$1.10	$1.10
Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.95	$1.00
Median selling price (projected selling price)	$0.81	$0.73

Probability that future round will be below the put price	80.09%	86.94%
Volatility over term to expiration	97.61%	122.58%
Risk free rate	0.45%	1.02%

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

Warrants

The Warrants were valued using the Binomial Lattice Model. The Binomial Lattice valuation technique was chosen among other valuation techniques because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Warrants and (ii) it simulates the exercise of the Warrants prior to the expiration.  The fair value of the warrants at June 30, 2011 and December 31, 2010 was $5,041,339 and $7,092,275, respectively.

Significant inputs into the Binomial Lattice Valuation Technique (for warrants) were as follows:

Warrant Inputs:	June 30,	December 31,
	2011	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.98	$1.04
Contractual conversion price	$1.10	$1.10

Volatility range over nodes	41% - 99%	113% - 137%
Effective volatility	85.00%	118.74%

Risk free rate range over nodes	0.03% - .81%	0.19% - 2.01%
Effective risk free rate	0.38%	0.76%

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

Note 6 –Debt

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $367,000 and $427,000 at June 30, 2011 and December 31, 2010, respectively.  This note was originally a $600,000 loan to the former officer, who then loaned it to the Company, by First National Bank (“FNB”) and has an interest rate of 5% which is paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. The principal payments are scheduled to be $60,000 in the last six months of 2011, $120,000 in calendar 2012 and 2013, and approximately $67,000 in calendar 2014.  Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations to FNB under this note and, as such, makes principal and interest payments directly to FNB.  As security for our obligations under this note, we granted FNB a security interest in our current and future accounts receivable. As of June 30, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Long-Term Debt

Long-term debt consists of the following as of:

	June 30,	December 31,
	2011	2010
Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2011 with any remaining unpaid principal and interest due March 2012, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,206,856	$1,271,752

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	3,139	9,121

Note payable to Dakota Leasing for SIP phone system for $17,339, payable in monthly principal and interest installments of $461, including interest at 8.58% secured by equipment.	15,282	17,339

Note payable to First Insurance Corporation for payment of Directors & Officers insurance premium, payable in monthly installments of $8,268, including interest at 7.25%	32,579	-

Subordinated note payable to Randy Kramer and assigned to First National Bank (“FNB”), interest at 5.0%, secured by accounts receivable of the Company, payable directly to FNB in monthly principal installments of $10,000 plus quarterly interest beginning September 2009.	366,589	426,589

Secured convertible promissory notes (Notes 4 and 5)	10,432,619	11,434,043

Total Debt Obligations	$12,057,064	$13,158,844

Debt Summary:
Secured convertible promissory note	$10,432,619	$11,434,043
Current maturities of loans	1,247,656	1,285,940
Current maturities of subordinated debt - related party	366,589	426,589
	12,046,864	13,146,572

Non-current maturities of loans	10,200	12,272
Non-current maturities of subordinated debt - related party	-	-
	10,200	12,272

Total Debt Obligations	$12,057,064	$13,158,844

Note 7 – Net Income (Loss) Per Common Share

Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the six months ended June 30, 2011, the additional shares issuable pursuant to the terms of the convertible promissory notes were included in the computation of diluted loss per share. For the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011, the potential effects of any dilutive securities were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

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

On March 2, 2010, the Company issued to a former executive an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued to Mr. Corcoran pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The fair value of this option was $87,500 and this amount is included in general and administrative expense in the consolidated statements of operations.

 Effective January 1, 2010, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R), now codified in ASC 718.  The Company recognizes compensation expense for all share-based payment awards to employees, directors and consultants using the fair value of the awards, in accordance with the provision of  ASC 718, expensed on a straight line basis over the service periods of each award.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total cost of stock-based compensation charged against income before income taxes	$9,341	$-	$19,985	$87,500
Amount of income tax benefit recognized in earnings	-	-	-	-
Amount charged against net income	$9,341	$-	$19,985	$87,500

Impact on net income per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Stock Compensation Expense Included In:
General and administrative expenses	$6,834	$-	$13,963	$87,500
Research and development expenses	2,507	-	6,022	-
	$9,341	$-	$19,985	$87,500

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock Options and Restricted Stock:
Volatility	-	232.0%	-	232.0%
Risk-free interest rate	-	1.51%	-	1.51%
Expected term (years)	-	3.0	-	3.0
Dividend yield	-	0%	-	0%

A summary of the stock option activity for the three months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	168,129	$1.10	5.9	$-
Options granted	-	$-	-
Options forfeited	(28,708)	$1.10	9.1
Options expired	-	$-	-
Options exercised	-	$-	-
Outstanding at June 30, 2011	139,421	$1.10	4.7	$-

Exercisable at June 30, 2011	105,630	$1.10	3.3	$-

A summary of the status of our unvested option shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	49,024	$1.10
Options granted	-	$-
Options forfeited	(15,233)	$1.10
Options cancelled (vested)	-	$-
Unvested at June 30, 2011	33,791	$1.10

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Share Based Compensation (continued)

A summary of the restricted stock activity for the three months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	44,794	$1.10	9.5	$-
Restricted shares granted	-	$-	-
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at June 30, 2011	44,794	$1.10	9.0	$-

Vested at June 30, 2011	14,931	$1.10	9.0	$-

A summary of the status of our unvested restricted stock shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	29,863	$1.10
Options granted	-	$-
Options forfeited	-	$-
Options vested	-	$-
Unvested at June 30, 2011	29,863	$1.10

As of June 30, 2011, there was approximately $40,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.0 year.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of June 30, 2011, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

Note 9 – Noncontrolling Interests

Noncontrolling interests represent the minority stockholders’ proportionate share of equity in our WBE, KLM, KLHC and Patriot subsidiaries.  Our controlling ownership interest requires that the operations of those subsidiaries be included in the Company’s consolidated financial statements.  The equity interest that is not owned by us is shown as noncontrolling interests in the consolidated statements of operations and the consolidated balance sheets.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Noncontrolling Interests (continued)

Components of noncontrolling interests are as follows:

	June 30,	December 31,
	2011	2010
Beginning of period	$(2,137,464)	$(1,058,456)
Net loss attributable to noncontrolling interests	(482,026)	(1,079,008)
End of period	$(2,619,490)	$(2,137,464)

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

As part of this agreement, Petrobras will provide up to $11.0 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  Of the $11.0 million, $6.0 million represents fixed fees for the facility adaptation and production validation efforts and up to $5.0 million may be payable for a technology license. The JDA required that this project be effectively completed in nine months, or by May 2011.  However, in light of unforeseen delays due to unexpected harsh winter weather conditions and several initial operational problems, Petrobras granted a waiver of that condition and the project is now scheduled to be completed in August 2011.  In parallel, Petrobras and KL will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

For the three and six months ended June 30, 2011, approximately $785,000 million and $2.6 million of revenue, respectively, and approximately $1.7 million and $2.4 million of expenses, respectively, related to the JDA have been included in the consolidated statements of operations.  Due to the start up delays previously mentioned, the plant adaptation and testing portion of the JDA is now scheduled to be completed in August 2011 instead of the projected completion in May 2011 that was used for the basis of revenue recognition.  This revision was accounted for prospectively as a change in accounting estimate which resulted in a decrease of approximately $444,000 in product development services revenue for the three and six months ended June 30, 2011.

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods.  In July 2011, as further detailed in Note 14, the Company refinanced the $6.5 million of Notes issued in November 2010 and raised $2.75 million in additional working capital.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2010, the Company has incurred significant annual net losses and at June 30, 2011 and December 31, 2010, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $15.4 million and $12.7 million, respectively.  At June 30, 2011, total liabilities exceeded total assets by approximately $16.6 million.  The advanced biofuels industry in which the Company operats continues to face significant challenges including technical risks, limited availability of debt and equity financing and changing public and governmental support.

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

Operating results from discontinued operations were losses of approximately $7,000 during the three and six months ended June 30, 2011 and income of $5,000 and $31,000 during the three and six months ended June 30, 2010, respectively.  At June 30, 2011 and December 31, 2010, these businesses had no assets and the only liabilities were accounts payable of approximately $316,000.  The resolution of these liabilities is largely dependent on the completion of arbitration proceedings with MRE.

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

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated that MRE had failed to establish, by the preponderance of the evidence, that neither KLM nor KLHC perpetrated a fraud on MRE. Despite the $2.1M counterclaimed by MRE, the arbitrator awarded $42,000 to KLHC from MRE and awarded $263,000 to MRE from KLM. These awards relate to trade payables and contract disputes, and are less than the amounts previously accrued in the consolidated financial statements.

No arbitrator has been selected for the arbitration of claims and counterclaims arising out of or relating to the third arbitration.  The schedule for this arbitration will be established when an arbitrator is selected and proceedings will commence thereafter. The Company believes that there is no evidence of breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence as was determined in the first two arbitrations. Since over 96% of the $40 million counterclaimed by MRE relates to such claims, the Company believes this counterclaim has no merit. Accordingly, the Company has not recorded an accrual for such potential loss and, as in the first two arbitration proceedings, plans to vigorously defend its position.

On November 12, 2008 in Circuit Court, Second Judicial Circuit, South Dakota, County of Minnehaha, the Company was named in a pending action, which is captioned Dakota Supply Group, Inc. (“DSG”) v. KL Process Design Group, LLC (“KL”), and MRE.  The action was commenced in 2008 for the collection of a debt of approximately $524,000 plus interest for electrical supplies and materials furnished by DSG directly to MRE.  DSG alleged that KL and MRE were jointly responsible for the debt because KL executed the purchase order without clarifying that the debt was the responsibility of MRE and that credit was extended directly to KL rather than MRE. KL refuted this and provided substantial evidence that DSG contracted directly with MRE. In addition, all invoices paid were paid by MRE. On March 18, 2011 the jury determined that MRE was wholly liable for debt and interest, beginning August 2007 and aggregating $624,000, and that KL was completely exonerated and had no liability.

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

Note 12 - Segment Information

As of June 30, 2011, the Company manages its business and aggregates its operational and financial information in accordance with five reportable segments. The Project Development Services segment provides economic and technical feasibility studies, including feedstock testing, to third party customers. The Biofuel Products segment includes the sale of ethanol, lignin and other CBE by-products.  The Engineering Services segment provides basic engineering and design services for CBE facilities.  The Technology Licensing segment provides license and royalty revenues from the licensing of our proprietary technology.  The Biofuel Research and Development segment provides CBE facility and product research and primarily consists of the WBE facilities and related expenses.  As of June 30, 2011, only the Project Development Services, Engineering Services and Biofuel Research and Development segments had activity.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010
Identifiable Fixed Assets:
Project development services	$486	$457
Engineering services	-	-
Biofuel research and development	9,815	8,330
Total	10,302	8,787
Accumulated depreciation	(6,457)	(5,863)
Total Identifiable Fixed Assets	$3,845	$2,924

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Project development services	$666	$-	$2,333	$120
Engineering services	119	-	236	-
Biofuel research and development	-	-	-	-
Total Revenues	$786	$-	$2,570	$120

Depreciation:
Project development services	$91	$17	$110	$32
Engineering services	-	-	-	-
Biofuel research and development	242	470	484	938
Total Depreciation	$333	$487	$594	$970

Interest Expense:
Project development services	$7	$18	$15	$44
Engineering services	-	-	-	-
Biofuel research and development	19	22	40	37
Total Interest Expense	$26	$40	$55	$81

Net Income (Loss):
Project development services	$(1,019)	$-	$(59)	$60
Engineering services	27	-	38	-
Biofuel research and development	(286)	(544)	(741)	(1,080)
Operating expenses and other income not allocated to business segments	938	(699)	1,447	(1,700)
Net Income (Loss):	$(340)	$(1,242)	$684	$(2,720)

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

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement. For the three and six months ended June 30, 2011, approximately $0 and $200,000 of expense, respectively, comprised of cash payments for the acquisition of licensing rights, has been included in the consolidated statement of operations.

Effective March 8, 2010, the Company entered into a consulting agreement with Add Blue for the provision of certain executive services. Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross. An initial payment of $24,000 U.S. was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000 U.S. The consulting agreement may be terminated upon 90 days’ notice by either party. This agreement was subsequently amended, as part of the Collaboration Agreement between the Company and Add Blue, to change the monthly fee to $20,000 U.S. per month. It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office. During the three and six months ended June 30, 2011 and 2010, fees paid to Add Blue were approximately $40,000 and $100,000 and $48,000 and $72,000, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Related Parties (continued)

Other Related Party Agreements

Pursuant to its agreement with the Company, Pelly Management, Inc. provided financial advisor services and received fees of $0 and $0 and $135,000 and $335,000 for the three and six months ended June 30, 2011 and 2010, respectively.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board (and who resigned In March 2011 as Chairman but remained a Director), and Thomas Bolan, for the position of Chief Financial Officer, respectively. In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director (who was appointed as Chairman of the Board in March 2011). During the three and six months ended June 30, 2011, fees paid to Messrs. Schueller, Bolan and Rae were approximately $30,000 and $66,000, $31,000 and $69,000, and $28,000 and $70,000, respectively. During the three and six months ended June 30, 2010, fees paid to Messrs. Schueller, Bolan and Rae were approximately $37,000 and $73,000, $35,000 and $73,000, and $42,000 and $77,000, respectively

Prior to March 2, 2010, we generally had not compensated Directors for their service as directors. On March 2, 2010, the Board of Directors approved a Director’s fee of $18,000 per annum that could be awarded to all serving Non-Executive and Non-Consulting directors. As of the date of this report, Alain Vignon is the only Non-Executive, Non-Consulting director that has so far been awarded this fee and $49,500 has been accrued for his services from his appointment in October 2008 through June 2011.

Note 14 – Subsequent Events

Replacement Promissory Notes

As a result of the delayed timing related to several revenue streams anticipated by the Company, as well as significant unplanned project costs, the Company was not able to meet the settlement requirements of existing Notes, as further described in Note 5 to the consolidated financial statements, in cash at their maturity date. Effective July 1, 2011, the investors agreed to cancel all Notes and Warrants and replace such obligations with another secured convertible promissory note (“Replacement Note”). Each Replacement Note carries an interest rate of 10.0% per annum and is payable nine months after its issuance. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including this Replacement Note and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000 and (ii) the Petrobras JDA contract amendment has been signed for at least $3,500,000, then at the election of the Company up to 50% of the outstanding principal amount and the accrued but unpaid interest under this Replacement Note will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under this Replacement Note may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while this Replacement Note is outstanding.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 14 – Subsequent Events (continued)

New Secured Convertible Promissory Notes

Effective July 1, 2011, the Company issued $2.75 million of new secured convertible promissory notes (“New Notes”), primarily to existing investors. (As of August 11, 2011, approximately $2.5 million of this additional working capital had been received.)   The New Notes carry an interest rate of 10% and mature on March 31, 2012. Fifty percent (50%) of the aggregate principal amount is held in escrow, by a mutually agreed agent designated by the Company and the investor, and is not released to the Company until certain requirements (“Milestones”) have been met. The Milestones are that (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000, (ii) the Petrobras JDA contract extension has been signed for at least $3,500,000 and (iii) the shareholders shall have approved a resolution increasing the number of authorized shares of common stock of the Company to provide sufficient shares to meet the Company’s obligations herein. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including these New Notes and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and the Milestones have been met, then, at the election of the Company, up to 50% of the outstanding principal amount and the accrued but unpaid interest under this New Note will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under these New Notes will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while these New Notes are outstanding.

Litigation

On July 15, 2011, a lawsuit was brought against the Company and its former CEO in the District Court of Douglas County, Nebraska. The plaintiff, Midwest Renewable Energy LLC (“MRE”), alleges, among other things, that the Company owes MRE $1.2 million for construction work performed by Midwest Mechanical Contractors, Inc. (”MMC”) on the WBE plant. It is also alleged that the Company’s former CEO, who was also the CEO of MRE at the time of the construction work, stated that MRE would assume WBE’s liability to MMC. A construction lien filed in 2007 by MMC on MRE includes this amount. The Company believes this claim lacks any merit and any losses that might ultimately be incurred by the Company cannot be reasonably estimated. The Company plans to vigorously defend its position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

While we have historically provided engineering, construction, operating and ethanol marketing services for first generation grain based ethanol (“1st Gen” or “GBE”), our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services for cellulose based ethanol ("CBE") 2nd Gen integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets.

Initially, we created expansion and optimization programs for 1st Gen facilities. The experience in the design and operation of these GBE’s has given our Company a significant advantage in the development and future operations of 2nd Gen facilities.

The majority of 1st Gen ethanol is currently produced from sugar cane or grain-based feedstocks, predominantly corn in the United States; however ethanol can also be produced from cellulose. The growth of 1st Gen ethanol is limited due to the widespread opposition to using land and crops that can be used for food or feed for the production of fuels. This is especially relevant now that technology has provided a solution that uses widely available cellulose as a feedstock for ethanol production. Cellulose is the primary component of plant cell walls and is one of the most abundant organic compounds available. Advanced biofuels produced from cellulosic materials draws on non-food related and waste feedstock sources and has been proven to substantially reduce carbon dioxide emissions and improve engine efficiency.

Our scientists and engineers continue to optimize our technology both independently and in cooperation with the South Dakota School of Mines and Technology in Rapid City, South Dakota. Based on laboratory data, we have shown our process is capable of producing up to 90 gallons of ethanol from every dry metric ton of certain biomass feedstock.

A key part of our business model is the development of scalable, custom-designed fully integrated CBE projects, preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, tailored to a project’s geographic area and locally available feedstock. The Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, constructed and operated what we believe to be one of the first 2nd Gen CBE demonstration plants in the United States. The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year. This allows us to continue to research and refine our cellulose conversion technology while also demonstrating the commercial viability for this type of technology.

Biomass, unlike corn, includes all plants and plant-derived materials and is more evenly distributed among regions of the world. The quantity of biomass available for a CBE plant can come from many different sources, including fuel wood harvesting, wood processing residue, crop residue, like corn stalk or sugar cane bagasse, and perennial crops. KL focuses on co-locating CBE plants with industrial partners with access to feedstock either as a residual or by-product to their existing process, reducing transportation costs relating to feedstock and sharing energy and utilities.

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

Future Synergistic Projects

Our design also offers us better access to synergistic opportunities, such as co-locating CBE facilities with combined heat and power plants, pulp & paper industries and 1st Gen ethanol production plants.

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

In terms of reduction of greenhouse gases, cellulosic ethanol represents a significant advance over grain-based ethanol. According to a report by Argonne National Laboratory, grain ethanol reduces greenhouse gas by 18% to 29% per vehicle mile traveled as compared to gasoline, while cellulosic ethanol reduces greenhouse gas emissions by approximately 85% per vehicle mile traveled. Other advantages may include additional revenues through the sale of carbon credits, federal and state tax incentives and other measures that may result from governmental support of cellulosic ethanol.

Business Strategies

During the next twelve months, we plan to continue to optimize our technology and to design the first commercial CBE facility. We intend to license our technology and contract our design engineering to third parties. We will focus on developing cellulosic ethanol projects integrated into existing industries, like sugarcane and pulp and paper mills. Key elements of our business strategy are:

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

The Company has entered into a memorandum of understanding with Suzano Papel e Celulose S.A. (“Suzano”), a Brazilian corporation that is the second largest producer of eucalyptus pulp in the world, to conduct joint R&D, jointly design, build and operate a pilot plant in Brazil and to license KL's technology to Suzano for the construction of commercial facilities integrated into Suzano’s pulp and paper mills in Brazil. As a result of a significant portion of the Company’s resources focusing on the Petrobras project, it is expected that the Suzano joint development effort will not commence before the fourth quarter of 2011.

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

•
We depend on enzymes, some of which are in the research and development phase, which currently represent a significant and volatile expense in the CBE production process. Recent developments have demonstrated that these costs should continue to drop rapidly over the next two years.

•	Our industry continues to develop both existing and emerging competitors and competitive technologies.

Significant Developments

None.

Subsequent Events

As a result of the delayed timing related to several revenue streams anticipated by the Company, as well as significant unplanned project costs, the Company was not able to meet the settlement requirements of existing Notes, as further described in Note 5 to the consolidated financial statements, in cash at their maturity date. Effective July 1, 2011, the investors agreed to cancel all Notes and Warrants and replace such obligations with another secured convertible promissory note (“Replacement Note”). Each Replacement Note carries an interest rate of 10.0% per annum and is payable nine months after its issuance. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including this Replacement Note and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000 and (ii) the Petrobras JDA contract amendment has been signed for at least $3,500,000, then at the election of the Company up to 50% of the outstanding principal amount and the accrued but unpaid interest under this Replacement Note will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under this Replacement Note may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while this Replacement Note is outstanding.

Effective July 8, 2011, the Company issued $2.75 million of new secured convertible promissory notes (“New Notes”), primarily to existing investors. The New Notes carry an interest rate of 10% and mature on March 31, 2012. Fifty percent (50%) of the aggregate principal amount is held in escrow, by a mutually agreed agent designated by the Company and the investor, and is not released to the Company until certain requirements (“Milestones”) have been met. The Milestones are that (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000, (ii) the Petrobras JDA contract extension has been signed for at least $3,500,000 and (iii) the shareholders shall have approved a resolution increasing the number of authorized shares of common stock of the Company to provide sufficient shares to meet the Company’s obligations herein. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including these New Notes and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and the Milestones have been met, then, at the election of the Company, up to 50% of the outstanding principal amount and the accrued but unpaid interest under this New Note will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under these New Notes will be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while these New Notes are outstanding.

On July 15, 2011, a lawsuit was brought against the Company and its former CEO in the District Court of Douglas County, Nebraska. The plaintiff, Midwest Renewable Energy LLC (“MRE”), alleges, among other things, that the Company owes MRE $1.2 million for construction work performed by Midwest Mechanical Contractors, Inc. (”MMC”) on the WBE plant. It is also alleged that the Company’s former CEO, who was also the CEO of MRE at the time of the construction work, stated that MRE would assume WBE’s liability to MMC. A construction lien filed in 2007 by MMC on MRE includes this amount. The Company believes this claim lacks merit and any losses that might ultimately be incurred by the Company cannot be reasonably estimated. The Company plans to vigorously defend its position.

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

Share Based Compensation

We follow current accounting related to share-based payments to recognize all grants of stock options in our financial statements based upon their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life of each award and risk-free interest rates. We use a historical volatility rate on our stock options. The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share. Because its stock is not actively traded, the Company believes that values for our common stock, as reported on the OTC Bulletin Board prior to the Company’s stock being deleted in March 2010 and particularly at June 30, 2011, are not indicative of the market value of the business. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, directors and consultants, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

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

Liquidity and Capital Resources

We had approximately $220,000 of cash and cash equivalents, approximately $379,000 in raw material inventories (primarily related to the Petrobras project), approximately $228,000 in prepaid insurance and Petrobras project expenses at June 30, 2011. Our total current assets at June 30, 2011 were approximately $827,000. As of that date, we also had non-current assets, consisting of net property, plant and equipment, of approximately $3,845,000. Our total assets as of June 30, 2011 were approximately $4,671,000.

During first quarter of 2011, we received an additional $200,000 in proceeds from secured convertible debt to fund operating activities and allow our borrowing commitments to remain current. In July 2011, as further detailed in Note 14, the Company refinanced the $6.5 million of Notes issued in November 2010 and raised $2.75 million in additional working capital. (As of August 11, 2011, approximately $2.5 million of this additional working capital had been received.) The Company expects to rely on funds raised from this recent private placement, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. While we continue to seek additional financing, there are currently no specific arrangements for any external financing of debt or equity and we are not certain whether any such financing would be available on terms acceptable to us, if at all.

We estimate that our average monthly cash operating expenses, excluding costs related to the Petrobras projects, will continue to be approximately $450,000 per month or $5.4 million over the next twelve months. Such costs primarily consist of approximately 50% in personnel wages and benefits, approximately 35% in legal, audit, fund-raising, consulting fees and travel expenses, approximately 10% in debt payments and the remainder, net of feedstock testing income, is primarily for WBE plant operations and laboratory expenses. Cash operating expenses related to the Petrobras sugarcane bagasse project, which is now scheduled to be completed in August 2011, are projected to be approximately $300,000 per month in July and August. We believe that cash on hand and the recent borrowings, other firm commitments, and continuing discussions with existing as well as new interested investors, will adequately provide for the operating activities of the Company for the remainder of calendar 2011.

In their report dated March 17, 2011, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for, and making payments with respect on, a note payable by WBE to Security National Bank which had a balance of $1,206,836 at June 30, 2011. Pursuant to an amendment executed during the first quarter of 2011, monthly principal and interest payments of $17,560 are due to be made from March 2011 until the maturity date of March 2012, which represents a maturity date extension of an additional year based on the Company’s compliance with the note terms. Additional extensions are available based on continued compliance with payment terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $367,000 and $427,000 at June 30, 2011 and December 31, 2010, respectively. This note was originally a $600,000 loan to the former officer by First National Bank (“FNB”), has an interest rate of 5% which is paid quarterly, was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. In addition, when the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note. The principal payments are scheduled to be $60,000 in the last six months of 2011, $120,000 in calendar 2012 and 2013, and approximately $67,000 in calendar 2014. Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations under this note and, as such, makes principal and interest payments directly to FNB. As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. As of June 30, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

The Company had total current liabilities of approximately $16,230,000 at June 30, 2011, which included convertible promissory notes payable of approximately $10,433,000, current maturities of long-term debt of approximately $1,248,000 and current maturities of subordinated debt – related party of approximately $367,000, accounts payable of approximately $2,337,000, billings in excess of costs and estimated earnings on uncompleted contracts of approximately $202,000, deferred revenue of approximately $557,000 (primarily related to the Petrobras project), accrued payroll of approximately $75,000 and other liabilities of approximately $590,000 (primarily legal and audit fees of approximately $75,000, arbitration settlement accruals of $220,000, other professional fees of approximately $92,000, and accruals for Petrobras project and other operating costs of approximately $203,000) as well as current liabilities of discontinued operations of approximately $316,000 (the settlement of which is dependent on the resolution of several litigation issues).

We had total long-term liabilities of approximately $5,052,000 at June 30, 2011 which includes approximately $5,042,000 in warrant derivative liabilities and approximately $10,000 in long-term debt related to equipment financing. Our total liabilities were approximately $21,281,000 as of June 30, 2011.

We have provided substantial funding for WBE, a 64%-owned subsidiary, relating to the demonstration of our cellulosic technology. As of June 30, 2011, WBE owed us approximately $11,088,000 pursuant to a senior secured note that includes the Company’s payments on WBE’s Security National Bank loan which had an original amount of approximately $1,985,000 and a balance of approximately $1,207,000 as of June 30, 2011. There is currently no specific repayment schedule for these debts owed to the Company by WBE.

Net Cash from Continuing Operations – Operating Activities

Our cash flow from operations has been negative since the inception of the Company. We do not anticipate that we will have a positive cash flow from operations in 2011. Whether we have positive cash flow in 2011 depends on whether we are able to realize additional funding under the Petrobras contract as well as engineering design and licensing revenue from new CBE projects started in 2010 and other operational revenue primarily related to feedstock testing. A significant portion of our business is still in the research and development phase and we expect to continue to incur losses until we have sold licenses or have our own plant(s) operating.

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

During the period from our inception to June 30, 2011, we have incurred significant net losses. At June 30, 2011 and December 31, 2010, we had negative working capital (i.e. current assets less current liabilities) of approximately $15.4 million and $12.7 million, respectively. Total liabilities exceeded total assets by approximately $16.6 million and $16.8 million at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, our operating activities used a net of approximately $1,530,000 of cash. This reflected a net loss of approximately $202,000, non-cash unrealized gain on fair value of debt instruments of approximately $982,000, non-cash derivative income of approximately $2,051,000 an increase in inventories of approximately $79,000, a decrease in Petrobras project related deferred income of approximately $1,478,000 and a decrease in accrued payroll and other liabilities of approximately $120,000. These were largely offset by depreciation expense of approximately $594,000, losses on sale of fixed assets of approximately $43,000, stock based compensation expense of approximately $20,000, decreases in restricted cash (approximately $1,345,000 related to the Petrobras projects), an increase accounts payable of approximately $638,000 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts (approximately $202,000 related to the Petrobras project).

During the six months ended June 30, 2010, our operating activities used a net of approximately $2.4 million of cash. This reflected a net loss of approximately $3.3 million from operations, increases in trade receivables ($64,000), prepaid expenses and other current assets ($48,000) and decreases in accounts payable ($34,000), accrued liabilities ($2,000) and current liabilities of discontinued operations ($41,000) which were largely offset by approximately $1.1 million in cash flows provided by depreciation ($970,000) and stock compensation ($88,000).

Net Cash from Continuing Operations - Investing Activities

Net cash used in investing activities was approximately $1,558,000 and $112,000 for the six months ended June 30, 2011 and 2010, respectively. These funds were primarily used for the purchase of property, plant, and equipment for the WBE facility.

Net Cash from Continuing Operations – Financing Activities

Net cash used in our financing activities was approximately $200,000 for the six months ended June 30, 2011. During this period, we received approximately $200,000 in proceeds from convertible debt offset by approximately $180,000 of net payments on long-term debt and subordinated related party debt and the payment of interest on convertible debt of approximately $220,000.

Net cash provided by our financing activities was approximately $2.7 million for the six months ended June 30, 2010. During this period, we received $3.35 million in gross proceeds from the private placement of common stock offset by $335,000 in legal, professional and placement fees and approximately $280,000 of net reductions in short-term borrowings and long-term debt.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenue

The Company recorded approximately $785,000 in revenue for the three months ended June 30, 2011 compared to the absence of feedstock testing revenue for the three months ended June 30, 2010. This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $1,685,000 of project development services costs for the three months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $92,000 of engineering services costs for the three months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras engineering design project.

General and Administrative Expenses

General and administrative expenses of approximately $733,000 for the three months ended June 30, 2011 compared to $697,000 for the three months ended June 30, 2010, an increase of approximately $36,000 or less than 1%. This slight increase was primarily attributable to higher consulting fees of approximately $194,000 (including private placement fees of $85,000) offset by lower net personnel costs of approximately $49,000, lower legal and accounting fees of approximately $84,000 and travel and other overhead expenses of approximately $25,000.

Research and Development Expenses

Research and development expenses of approximately $517,000 for the three months ended June 30, 2011 compared to approximately $809,000 for the three months ended June 30, 2010, a decrease of approximately $292,000 or 34%. This significant decrease is primarily attributable to approximately $64,000 of net operating expenses, comprised of personnel, utilities, supplies and maintenance and repair expenses, included in project development services and lower WBE depreciation of $228,000 due to fully depreciated assets.

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. There were no licensing rights acquisition expenses for the three months ended June 30, 2011 and 2010 since the agreement with add blue was not in effect until August 2010.

Other Income (Expense), Net

Other income (net) was approximately $1,671,000 for the three months ended June 30, 2011 and was comprised of approximately $271,000 in unrealized gains on the fair value of convertible promissory notes, approximately $1,424,000 in derivative income related to the issuance of warrants offset by approximately $24,000 of interest and other expenses.

Other expense (net) was approximately $1,000 for the three months ended June 30, 2010 and was comprised of approximately $40,000 of interest expense offset by approximately $39,000 in miscellaneous income.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenue

The Company recorded approximately $2,570,000 in revenue for the six months ended June 30, 2011 compared to $120,000 of feedstock testing revenue for the six months ended June 30, 2010. This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $2,393,000 of project development services costs for the six months ended June 30, 2011, compared to $60,000 of these costs in the prior year. This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $199,000 of engineering services costs for the six months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras engineering design project.

General and Administrative Expenses

General and administrative expenses of approximately $1,522,000 for the six months ended June 30, 2011 compared to $1,637,000 for the six months ended June 30, 2010, a decrease of approximately $115,000 or 7%. This significant improvement was primarily attributable to lower net personnel costs of approximately $214,000 (the majority of which was included in project development services), lower stock compensation costs of approximately $80,000, reduced advertising of approximately $38,000 offset by higher consulting fees of approximately $163,000 (of which approximately $85,00 was for private placement fees) and travel and other administrative expenses of approximately $54,000.

Research and Development Expenses

Research and development expense of approximately $1,016,000 for the six months ended June 30, 2011 compared to approximately $1,665,000 for the six months ended June 30, 2010, a decrease of approximately $649,000 or 39%. This significant decrease is primarily attributable to approximately $195,000 of net operating expenses, comprised of personnel, utilities, supplies and maintenance and repair expenses, included in project development services and lower WBE depreciation of $454,000 due to fully depreciated assets.

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. Acquisition of licensing rights expense for the six months ended June 30, 2011 is $200,000 compared to $0 of such expenses in the six months ended June 30, 2010 since the agreement with add blue was not in effect until August 2010.

Other Income (Expense), Net

Other income (net) was approximately $2,969,000 for the six months ended June 30, 2011 and was comprised of approximately $982,000 in unrealized gains on the fair value of convertible promissory notes, approximately $2,051,000 in derivative income related to the issuance of warrants offset by approximately $64,000 of interest and other expenses.

Other expense (net) was approximately $63,000 for the six months ended June 30, 2010 and was comprised of approximately $81,000 of interest expense offset by approximately $18,000 in miscellaneous income.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010. Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.

These weaknesses include:
•	weak segregation of cash duties (such as expenses did not have adequate approval and bank reconciliations were not approved);
•	journal entries not approved by a non-preparer;
•	documentation, including signed contracts;
•	inadequately supported various transactions, and
•	inadequate internal technical expertise related to GAAP and SEC issues and regulations.

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

Changes in Internal Control Over Financial Reporting

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On July 15, 2011, a lawsuit was brought against the Company and its former CEO in the District Court of Douglas County, Nebraska. The plaintiff, Midwest Renewable Energy LLC (“MRE”), alleges, among other things, that the Company owes MRE $1.2 million for construction work performed by Midwest Mechanical Contractors, Inc. (”MMC”) on the WBE plant. It is also alleged that the Company’s former CEO, who was also the CEO of MRE at the time of the construction work, stated that MRE would assume WBE’s liability to MMC. A construction lien filed in 2007 by MMC on MRE includes this amount. The Company believes this claim lacks merit and any losses that might ultimately be incurred by the Company cannot be reasonably estimated. The Company plans to vigorously defend its position.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. Certain of the significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Form 10-K filed with the SEC on March 17, 2011. You should consider such risk factors in addition to the other information set forth below and elsewhere in this report. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties unknown to us also may materially adversely affect our business, financial condition, and/or reporting results.

Item 2.  Unregistered Sales of Equity Securities And Use of Proceeds

The information called for by this item is contained in Item 5 of Part II of this report, which is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

2011 Bridge Financing

On July 8, 2011, KL Energy Corporation (the “Company”) entered into a Note Purchase Agreement (the "Purchase Agreement") with several accredited investors as set forth on the signature pages thereto (the “Investors”) whereby the Company issued and sold, and the Investors purchased, secured convertible promissory notes of the Company in the aggregate principal amount of $2.75 million (the "New Notes"). The Purchase Agreement contains representations and warranties of the Company and the Investors that are customary for transactions of this kind. As of August 11, 2011, approximately $2.5 million of this additional working capital had been received. The Purchase Agreement is attached to this quarterly report on Form 10-Q as Exhibit 10.1 and is incorporated into this Item 5 by reference.

The New Notes carry an interest rate of 10% per annum and mature on March 31, 2012. Fifty percent (50%) of the aggregate principal amount is held in escrow by a mutually agreed agent designated by the Company and the investors, and is not released to the Company until certain requirements (“Milestones”) have been met. The Milestones are that (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000, (ii) the Petrobras JDA contract extension has been signed for at least $3,500,000 and (iii) the shareholders shall have approved a resolution increasing the number of authorized shares of common stock of the Company to provide sufficient shares to meet the Company’s obligations therein. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable, and with the principal purpose of raising capital (a “Qualified Equity Financing”), and the Milestones have been met, then, at the election of the Company, up to 50% of the outstanding principal amount and the accrued but unpaid interest under each New Note may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 per share. In addition, at the option of the investors, the outstanding principal amount and the accrued but unpaid interest under these New Notes may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 per share, at any time while these New Notes are outstanding. The form of the New Note is attached to this quarterly report on Form 10-Q as Exhibit 10.2 and is incorporated into this Item 5 by reference. The New Notes are secured by the Company’s assets pursuant to a Security Agreement by and among the Company and the Investors. The Security Agreement is attached to this quarterly report on Form 10-Q as Exhibit 10.3 and is incorporated into this Item 5 by reference.

42

The issuance of the New Notes was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Replacement Secured Convertible Promissory Notes

In November 2010, the Company issued secured convertible promissory notes (the “November 2010 Notes”) and common stock purchase warrants (the “Warrants”) to several accredited investors in a bridge financing. This transaction was reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2010.

As a result of the delayed timing related to several revenue streams anticipated by the Company, as well as significant unplanned project costs, the Company and the investors agreed to cancel the Warrants and exchange the November 2010 Notes with newly issued secured convertible promissory notes with different terms (the “Replacement Notes”). Effective July 1, 2011, the Company issued the Replacement Notes to the investors in exchange for the cancellation of the November 2010 Notes and the Warrants.

Each Replacement Note carries an interest rate of 10.0% per annum and is payable nine months after its issuance. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable, and with the principal purpose of raising capital (a “Qualified Equity Financing”), and (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000, (ii) the Petrobras JDA contract amendment has been signed for at least $3,500,000, and (iii) the shareholders shall have approved a resolution increasing the number of authorized shares of common stock of the Company to provide sufficient shares to meet the Company’s obligations herein, then, at the election of the Company, up to 50% of the outstanding principal amount and the accrued but unpaid interest under each Replacement Note may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 per share. In addition, at the option of the investors, the outstanding principal amount and the accrued but unpaid interest under the Replacement Notes may be converted in full into shares of the preferred stock or common stock, as applicable, at $0.05 per share, at any time while these Replacement Notes are outstanding.

The form of the Replacement Note is attached to this quarterly report on Form 10-Q as Exhibit 10.4 and is incorporated into this Item 5 by reference. The Replacement Notes are secured by the Company’s assets pursuant to a Security Agreement by and among the Company and the investors. The Security Agreement is attached to this quarterly report on Form 10-Q as Exhibit 10.5 and is incorporated into this Item 5 by reference.

The issuance of the Replacement Notes was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

43

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
10.1*	Form of Note Purchase Agreement, dated July 8, 2011 for the July 2011 bridge financing.

10.2*	Form of Secured Convertible Promissory Note issued in the July 2011 bridge financing.

10.3*	Form of Security Agreement, dated July 8, 2011 for the July 2011 bridge financing.

10.4*	Form of Secured Convertible Promissory Note replacing the Secured Convertible Promissory Note issued in November 2010.

10.5*	Form of Security Agreement, dated July 8, 2011 and replacing the Security Agreement issued in November 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2011	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan,
Chief Financial Officer
(Principal Financial Officer
and duly authorized signatory)

44