Form 10-Q/A
period 2011-03-31
KL Energy Corp
filed 2011-11-14
CIK 1403548

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

KL Energy Corporation
Form 10-Q
For the Period Ended March 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as initially filed with the Securities and Exchange Commission on May 13, 2011 (“Original Filing”), to record a liability, and appropriate disclosures, related to the potential issuance of the Company’s common shares pursuant to the Master Collaboration Agreement previously filed on October 5, 2010 with the Securities and Exchange Commission.  The recording of this liability had a $440,000 impact on the consolidated statements of operations, stockholders’ deficit, and cash flows for the periods presented.  This Amendment No. 1 also reflects the reclassification of $45,000 between Other Liabilities and Related Party Payables.

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$1,764,391	$3,507,676
Restricted cash	437,236	1,345,442
Inventories	895,647	299,594
Prepaid expenses and other assets	322,613	284,161
Total Current Assets	3,419,887	5,436,873

Non-Current Assets
Property, Plant and Equipment, Net	3,827,447	2,924,109

Total Assets	$7,247,334	$8,360,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Convertible promissory notes payable	$10,703,680	$11,434,043
Current maturities of long-term debt	1,307,531	1,285,940
Current maturities of subordinated debt-related party	396,589	426,589
Accounts payable	1,656,420	1,792,830
Payables to related parties	487,609	52,053
Billings in excess of costs and estimated earnings on uncompleted contracts	282,180	-
Accrued payroll	78,183	76,995
Other liabilities	805,215	667,524
Deferred revenue	1,217,512	2,035,178
Current liabilities of discontinued operations	316,431	316,431
Total Current Liabilities	17,251,350	18,087,583

Warrant derivative liability	6,465,229	7,092,275
Long-term debt, less current maturities	11,247	12,272
Total Long-Term Debt	6,476,476	7,104,547
Total Liabilities	23,727,826	25,192,130

Stockholders' Deficit
Common stock, $0.001 par value; 150,000,000 shares authorized; 50,893,309 shares issued and outstanding as of March 31, 2011 and December 31, 2010	50,893	50,893
Additional paid-in capital	14,357,718	14,347,074
Accumulated deficit	(28,508,072)	(29,091,651)
Deficit attributable to KL Energy Corporation	(14,099,461)	(14,693,684)
Noncontrolling interest	(2,381,031)	(2,137,464)
Total Stockholders' Deficit	(16,480492)	(16,831,148)

Total Liabilities and Stockholders' Deficit	$7,247,334	$8,360,982

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Project development services	$1,666,666	$120,000
Engineering services	117,820	-
Total Revenue	1,784,486	120,000

Operating Expenses
Project development services	707,368	60,000
Engineering services	107,176	-
General and administrative	789,147	939,626
Research and development	499,109	856,306
Acquisition of licensing rights	640,000	-
Total Operating Expenses	2,742,800	1,855,932

Loss from Operations	(958,314)	(1,735,932)

Other Income (Expense), Net:
Other expense	(9,969)	(21,984)
Interest income	17	718
Interest expense	(29,224)	(40,313)
Unrealized gain on fair value of debt instruments	710,456	-
Derivative income	627,046	-
Total Other Income (Expense), Net	1,298,326	(61,579)

Income (loss) from continuing operations, before tax	340,012	(1,797,511)
Income taxes	-	-
Income (loss) from continuing operations, net of tax	340,012	(1,797,511)

Income from discontinued operations, net of tax	-	25,832

Net Income (Loss)	$340,012	(1,771,679)

Net loss attributable to noncontrolling interests	243,567	294,149

Net Income (Loss) Attributable to KL Energy Corporation	$583,579	$(1,477,530)

Earnings Per Share - Basic
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to KL Energy Corporation common stockholders	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$0.01	$(0.03)

Weighted Average Common Shares Outstanding - Basic	50,893,309	46,073,328

Earnings Per Share - Diluted
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$0.01	$(0.03)
Income from discontinued operations attributable to KL Energy Corporation common stockholders	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$0.01	$(0.03)

Weighted Average Common Shares Outstanding - Diluted	56,803,771	46,073,328

Amounts attributable to KL Energy Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$583,579	$(1,503,362)
Income from discontinued operations, net of tax	-	25,832
Net Income (Loss)	$583,579	$(1,477,530)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance - December 31, 2010	50,893,309	$50,893	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)
Stock based compensation	-	-	10,644	-	-	10,644
Net loss attributable to noncontrolling interests	-	-	-	-	(243,567)	(243,567)
Net income	-	-	-	583,579	-	583,579
Balance - March 31, 2011	50,893,309	$50,893	$14,357,718	$(28,508,072)	$(2,381,031)	$(16,480,492)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss )	$340,012	$(1,771,679)
Adjustments to reconcile net loss by cash used in operating activities:	-
Depreciation	260,984	483,289
Loss (gain) an sale of assets	-	(533)
Stock based compensation expense	10,644	87,500
Unrealized gain on fair value of debt instruments	(710,456)	-
Derivative income	(627,046)	-
Amortization of debt issuance cost	-	45,000
Changes in current assets and liabilities:
(Increase) decrease in:
Restricted cash	908,206	-
Receivables	-	(25,000)
Inventories	(596,053)	-
Prepaid expenses and other assets	41,548	(32,004)
Increase (decrease) in:
Accounts payable and payables to related parties	299,147	(31,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	282,180	-
Deferred revenue	(817,666)	-
Accrued payroll and other liabilities	138,878	6,953
Net Cash Provided by (Used In) Operating Activities	(469,622)	(1,237,679)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,164,322)	(64,976)
Proceeds from the sale of fixed assets	-	300
Net Cash Provided by (Used in) Investing Activities	(1,164,322)	(64,676)

Cash Flows From Financing Activities
Payments on long-term debt	(59,434)	(123,370)
Payments on subordinated debt - related parties, net	(30,000)	(23,539)
Proceeds from convertible debt	200,000	-
Payments on convertible promissory notes	(219,907)
Legal, professional and placement fees	-	(245,000)
Proceeds from issuance of common stock	-	2,000,000
Net Cash Provided by (Used in) Financing Activities	(109,341)	1,608,091

Net Increase (Decrease) in Cash and Cash Equivalents	(1,743,285)	305,736

Cash and cash equivalents at beginning of period	3,507,676	65,049
Cash and cash equivalents at end of period	$1,764,391	$370,785

Supplemental Disclosures of Cash Flow Information
Interest paid	$34,072	$38,743
Deferred issuance costs netted in equity	-	245,000
Deferred issuance costs paid in common stock	-	-
Insurance premium financed with debt	80,000	80,000

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2010, the Company has incurred significant annual net losses and at March 31, 2011 and December 31, 2010, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $13.2 million and $12.7 million, respectively.  At March 31, 2011, total liabilities exceeded total assets by approximately $16.0 million.  The advanced biofuels industry in which the Company operate continues to face significant challenges including technical risks, limited availability of debt and equity financing and changing public and governmental support.

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

Financial information for the Company’s business segments was as follows (in thousands):

	As of March 31, 2011	As of December 31, 2010
Identifiable Fixed Assets:
Project development services	$479	$457
Engineering services	-	-
Biofuel research and development	9,472	8,330
	9,951	8,787
Accumulated Depreciation	(6,124)	(5,863)
Total Identifiable Fixed Assets	$3,827	$2,924

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Project development services	$1,667	$120
Engineering services	117	-
Biofuel research and development	-	-
Total Revenues	$1,784	$120

Depreciation:
Project development services	$19	$15
Engineering services	-	-
Biofuel research and development	242	468
Total Depreciation	$261	$483

Interest Expense:
Project development services	$8	$18
Engineering services	-	-
Biofuel research and development	21	22
Total Interest Expense	$29	$40

Net Income (Loss)
Project development services	$2,400	$(939)
Engineering services	11	-
Biofuel research and development	(1,827)	(539)
Net Income (Loss)	$584	$(1,478)

Reconciliations to Reported Amounts:
Revenue - Reportable Segments	$1,784	$120
Eliminations/Other	-	-
Total Consolidated Revenue	$1,784	$120

Net Income (Loss) - Reportable Segments	$584	$(1,478)
Eliminations/Other	-	-
Total Consolidated Net Income (Loss)	$584	$(1,478)

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.  As of March 31, 2011,the conditions for the issuance of these shares had been met .  However, no shares have been issued, but an accrual of $440,000 was recorded for the dilution-adjusted fair value of these shares, as Add Blue and the Company will be discussing the possible waiver of this requirement.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.  For the three months ended March 31, 2011, approximately $640,000 of expense, of which $200,000 represents cash payments, has been included in the consolidated statement of operations.

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement.  In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.  As of March 31, 2011,the conditions for the issuance of these shares had been met .  However, no shares have been issued, but an accrual of $440,000 was recorded for the dilution-adjusted fair value of these shares, as Add Blue and the Company will be discussing the possible waiver of this requirement.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement.  For the three months ended March 31, 2011, approximately $640,000 of expense, of which $200,000 represents cash payments, has been included in the consolidated statement of operations.

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

The Company had total current liabilities of approximately $17,251,000 at March 31, 2011, which included convertible promissory notes payable of approximately $10,704,000, current maturities of long-term debt of approximately $1,308,000 and current maturities of subordinated debt – related party of approximately $397,000, accounts payable and payables to related parties of approximately $2,144,000 (including $440,000 representing the dilution-adjusted fair value of the potential additional issuance of shares to Add Blue), billings in excess of costs and estimated earnings on uncompleted contracts of approximately $282,000, deferred revenue of approximately $1,237,000 (primarily related to the Petrobras project), accrued payroll and other liabilities of approximately $805,000 (primarily legal fees of approximately $153,000, arbitration settlement accruals of $325,000, accounting and audit fees of approximately $65,000, other professional fees of approximately $1,000, accrued payroll of $78,000, and accrued interest, operating expenses and Petrobras project costs of approximately $183,000) as well as current liabilities of discontinued operations of approximately $316,000 (the settlement of which is dependent on the resolution of several litigation issues).

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

During the period from our inception to March 31, 2011, we have incurred significant net losses. At March 31, 2011 and 2010, respectively, we had negative working capital (i.e. current assets less current liabilities) of approximately $13.8 million and $6.1 million, respectively. Total liabilities exceeded total assets by approximately $16.4 million and $3.1 million at March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, our operating activities used a net of approximately $470,000 of cash. This reflected a net income of approximately $780,000, depreciation expense of approximately $261,000, stock based compensation expense of approximately $11,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts (approximately $282,000 related to the Petrobras project), accounts payable and payables to related parties of approximately $299,000 and accrued payroll and other liabilities of approximately $139,000 (primarily legal and consulting fees and Petrobras project costs) and decreases in restricted cash (approximately $908,000 related to the Petrobras project) and prepaid expenses (approximately $42,000). These were largely offset by the unrealized gain on fair value of secured promissory notes of approximately $710,000, derivative income of approximately $627,000 related to the warrant liability, an increase in inventories (approximately $596,000 - primarily feedstock for the Petrobras project) and a decrease in deferred revenue (approximately $818,000 - primarily related to the Petrobras project).

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

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. Acquisition of licensing rights expense for the three months ended March 31, 2011 is $640,000, including an accrual for $440,000 representing the dilution-adjusted fair value of the potential additional issuance of shares to Add Blue, compared to $0 of such expenses in the three months ended March 31, 2010 since the agreement with add blue was not in effect until August 2010.

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