Form 10-Q/A
period 2011-06-30
KL Energy Corp
filed 2011-11-14
CIK 1403548

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

KL Energy Corporation
Form 10-Q
For the Period Ended June 30, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as initially filed with the Securities and Exchange Commission on August 15, 2011 (“Original Filing”), to record a liability, and provide appropriate disclosures, related to the potential issuance of the Company’s common shares pursuant to the Master Collaboration Agreement previously filed on October 5, 2010 with the Securities and Exchange Commission.  The recording of this liability was made in the first quarter of 2011, effective with the filing of an amended March 31, 2011 Form 10-Q, and had a $440,000 impact on the consolidated statements of operations, stockholders’ deficit, and cash flows for the six-month periods presented.  This Amendment No. 1 also reflects the reclassification of $49,500 between Other Liabilities and Related Party Payables.

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$219,919	$3,507,676
Restricted cash	-	1,345,442
Inventories	379,046	299,594
Prepaid expenses and other assets	227,932	284,161
Total Current Assets	826,897	5,436,873

Non-Current Assets
Property, Plant and Equipment, Net	3,844,877	2,924,109

Total Assets	$4,671,774	$8,360,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Convertible promissory notes payable	$10,432,619	$11,434,043
Current maturities of long-term debt	1,247,656	1,285,940
Current maturities of subordinated debt-related party	366,589	426,589
Accounts payable	2,337,422	1,792,830
Payables to related parties	594,745	52,053
Billings in excess of costs and estimated earnings on uncompleted contracts	201,502	-
Accrued payroll	75,148	76,995
Other liabilities	540,618	667,524
Deferred revenue	556,844	2,035,178
Current liabilities of discontinued operations	316,431	316,431
Total Current Liabilities	16,669,574	18,087,583

Warrant derivative liability	5,041,339	7,092,275
Long-term debt, less current maturities	10,200	12,272
Total Long-Term Debt	5,051,539	7,104,547
Total Liabilities	21,721,113	25,192,130

Stockholders' Deficit
Common stock, $0.001 par value; 180,000,000 shares authorized; 50,893,309 shares issued and outstanding as of June 30, 2011 and December 31, 2010	50,893	50,893
Additional paid-in capital	14,367,059	14,347,074
Accumulated deficit	(28,847,801)	(29,091,651)
Deficit attributable to KL Energy Corporation	(14,429,849)	(14,693,684)
Noncontrolling interest	(2,619,490)	(2,137,464)
Total Stockholders' Deficit	(17,049,339)	(16,831,148)

Total Liabilities and Stockholders' Deficit	$4,671,774	$8,360,982

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue
Project development services	$704,667	$-	$2,371,333	$120,000
Engineering services	80,678	-	198,498
Total Revenue	785,345	-	2,569,831	120,000

Operating Expenses
Project development services	1,700,393	-	2,407,761	60,000
Engineering services	76,667	-	183,843	-
General and administrative	733,315	697,268	1,522,462	1,636,894
Research and development	517,245	809,056	1,016,354	1,665,362
Acquisition of licensing rights	-	-	640,000	-
Total Operating Expenses	3,027,620	1,506,324	5,770,420	3,362,256

Loss from Operations	(2,242,275)	(1,506,324)	(3,200,589)	(3,242,256)

Other Income (Expense), Net:
Other expense	1,070	39,018	(8,899)	17,034
Interest income	539	29	557	747
Interest expense	(25,708)	(40,526)	(54,932)	(80,839)
Unrealized gain on fair value of debt instruments	271,061	-	981,517	-
Derivative income	1,423,890	-	2,050,936	-
Total Other Income (Expense), Net	1,670,852	(1,479)	2,969,179	(63,058)

Income (loss) from continuing operations, before tax	(571,423)	(1,507,803)	(231,410)	(3,305,314)
Income taxes	-	-	-	-
Income (loss) from continuing operations, net of tax	(571,423)	(1,507,803)	(231,410)	(3,305,314)

Income (loss) from discontinued operations, net of tax	(6,766)	4,705	(6,766)	30,537

Net Income (Loss)	$(578,189)	$(1,503,098)	$(238,176)	(3,274,777)

Net loss attributable to noncontrolling interests	238,459	260,770	482,026	554,919

Net Income (Loss) Attributable to KL Energy Corporation	$(339,730)	$(1,242,328)	$243,850	$(2,719,858)

Earnings Per Share - Basic
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$-	$(0.06)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$-	$(0.06)

Weighted Average Common Shares Outstanding - Basic	50,893,309	47,686,964	50,893,309	46,879,634

Earnings Per Share - Diluted
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$-	$(0.06)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$(0.01)	$(0.03)	$-	$(0.06)

Weighted Average Common Shares Outstanding - Diluted	50,893,309	47,686,964	56,803,771	46,879,634

Amounts attributable to KL Energy Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(332,964)	$(1,247,033)	$250,616	$(2,750,395)
Income from discontinued operations, net of tax	(6,766)	4,705	(6,766)	30,537
Net Income (Loss)	$(339,730)	$(1,242,328)	$243,850	$(2,719,858)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2010	50,893,309	$50,893	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)

Stock based compensation			19,985			19,985
Net loss attributed to noncontrolling interests					(482,026)	(482,026)
Net income				243,850		243,850
Balance - June 30, 2011	50,893,309	$50,893	$14,367,059	$(28,847,801)	$(2,619,490)	$(17,049,339)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(238,176)	$(3,274,778)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	593,965	969,890
Allowance for doubtful accounts	-	-
Loss (gain) on sale of assets	42,910	(535)
Stock based compensation expense	19,985	87,500
Debt extinguishment loss	-	-
Unrealized gain on fair value of debt instruments	(981,517)	-
Derivative income	(2,050,936)	-
Issuance of stock for licensing rights	-	-
Amortization of debt discount	-	-
Amortization of debt issuance cost	-	-
Changes in current assets and liabilities:	-
(Increase) decrease in:	-
Restricted cash	1,345,442	(64,180)
Receivables	-	-
Inventories	(79,452)	-
Prepaid expenses and other assets	136,230	(47,998)
Increase (decrease) in:	-
Accounts payable and payables to related parties	1,087,284	(74,992)
Billings in excess of costs and estimated earnings on uncompleted contracts	201,502	-
Deferred income	(1,478,334)	-
Accrued payroll and other liabilities	(128,753)	(2,365)
Net Cash Provided by (Used In) Operating Activities	(1,529,850)	(2,407,458)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,557,644)	(112,303)
Proceeds from the sale of fixed assets	-	300
Net Cash Provided by (Used in) Investing Activities	(1,557,644)	(112,003)

Cash Flows From Financing Activities
Proceeds (payments) from lines of credit and short-term borrowings	(120,356)	-
Proceeds from subordinated debt – related parties, net	-	-
Payments on subordinated debt - related parties, net	(60,000)	(53,539)
Payments on long-term debt principal	-	(226,098)
Proceeds from convertible debt	200,000	-
Interest payments on convertible debt	(219,907)	-
Debt issuance costs	-	-
Legal, professional and placement fees	-	(335,000)
Proceeds from issuance of common stock	-	3,350,000
Net Cash Provided by (Used in) Financing Activities	(200,263)	2,735,363

Net Increase (Decrease) in Cash and Cash Equivalents	(3,287,757)	215,902

Cash and cash equivalents at beginning of period	3,507,676	65,049
Cash and cash equivalents at end of period	$219,919	$280,951

Supplemental Disclosures of Cash Flow Information
Interest paid	$54,610	$56,610
Deferred issuance costs netted in equity	-	90,000
Insurance premium financed with debt	80,000	80,000

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

These factors, among others, indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.  Management is continuing its efforts to raise additional capital through various methods.  In July 2011, as further detailed in Note 14, the Company refinanced the $6.5 million of Notes issued in November 2010 and raised $2.75 million in additional working capital from the issuance of convertible promissory notes.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2010, the Company has incurred significant annual net losses and at June 30, 2011 and December 31, 2010, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $15.8 million and $12.7 million, respectively.  At June 30, 2011, total liabilities exceeded total assets by approximately $17.0 million.  The advanced biofuels industry in which the Company operates continues to face significant challenges including technical risks, limited availability of debt and equity financing and changing public and governmental support.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 12 - Segment Information (continued)

Financial information for the Company’s business segments was as follows (in thousands):

	As of June 30, 2011	As of December 31, 2010
Identifiable Fixed Assets:
Project development services	$486	$457
Engineering services	-	-
Biofuel research and development	9,815	8,330
Total	10,302	8,787
Accumulated depreciation	(6,457)	(5,863)
Total Identifiable Fixed Assets	$3,845	$2,924

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Project development services	$705	$-	$2,371	$120
Engineering services	81	-	198	-
Biofuel research and development	-	-	-	-
Total Revenues	$786	$-	$2,570	$120

Depreciation:
Project development services	$91	$17	$110	$32
Engineering services	-	-	-	-
Biofuel research and development	242	470	484	938
Total Depreciation	$333	$487	$594	$970

Interest Expense:
Project development services	$7	$18	$15	$44
Engineering services	-	-	-	-
Biofuel research and development	19	22	40	37
Total Interest Expense	$26	$40	$55	$81

Net Income (Loss):
Project development services	$(996)	$-	$(36)	$60
Engineering services	4	-	15	-
Biofuel research and development	(286)	(544)	(741)	(1,080)
Operating expenses and other income not allocated to business segments	938	(699)	1,006	(1,700)
Net Income (Loss):	$(340)	$(1,242)	$244	$(2,720)

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement. In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.  As of June 30, 2011, the conditions for the issuance of these shares had been met .  However, no shares have been issued, but an accrual of $440,000 was recorded in the first quarter of 2011 for the dilution-adjusted fair value of these shares, as Add Blue and the Company will be discussing the possible waiver of this requirement.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days, and upon the expiration of such term, it will automatically renew for an additional period of 360 days, unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement. For the three and six months ended June 30, 2011, approximately $0 and $640,000 of expense, respectively, of which $200,000 represents cash payments for the acquisition of licensing rights, has been included in the consolidated statement of operations.

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

The Company had total current liabilities of approximately $16,670,000 at June 30, 2011, which included convertible promissory notes payable of approximately $10,433,000, current maturities of long-term debt of approximately $1,248,000 and current maturities of subordinated debt – related party of approximately $367,000, accounts payable and payables to related parties of approximately $2,932,000 (including $440,000 representing the dilution-adjusted fair value of the potential additional issuance of shares to Add Blue), billings in excess of costs and estimated earnings on uncompleted contracts of approximately $202,000, deferred revenue of approximately $557,000 (primarily related to the Petrobras project), accrued payroll of approximately $75,000 and other liabilities of approximately $541,000 (primarily legal and audit fees of approximately $75,000, arbitration settlement accruals of $220,000, other professional fees of approximately $43,000, and accruals for Petrobras project and other operating costs of approximately $203,000) as well as current liabilities of discontinued operations of approximately $316,000 (the settlement of which is dependent on the resolution of several litigation issues).

We had total long-term liabilities of approximately $5,052,000 at June 30, 2011 which includes approximately $5,042,000 in warrant derivative liabilities and approximately $10,000 in long-term debt related to equipment financing. Our total liabilities were approximately $21,721,000 as of June 30, 2011.

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

During the period from our inception to June 30, 2011, we have incurred significant net losses. At June 30, 2011 and December 31, 2010, we had negative working capital (i.e. current assets less current liabilities) of approximately $15.8 million and $12.7 million, respectively. Total liabilities exceeded total assets by approximately $17.0 million and $16.8 million at June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011, our operating activities used a net of approximately $1,530,000 of cash. This reflected a net loss of approximately $238,000, non-cash unrealized gain on fair value of debt instruments of approximately $982,000, non-cash derivative income of approximately $2,051,000 an increase in inventories of approximately $79,000, a decrease in Petrobras project related deferred income of approximately $1,478,000 and a decrease in accrued payroll and other liabilities of approximately $129,000. These were largely offset by depreciation expense of approximately $594,000, losses on sale of fixed assets of approximately $43,000, stock based compensation expense of approximately $20,000, decreases in restricted cash (approximately $1,345,000 related to the Petrobras projects), an increase accounts payable and payables to related parties of approximately $1,087,000 (including $440,000 representing the dilution-adjusted fair value of the potential additional issuance of shares to Add Blue) and an increase in billings in excess of costs and estimated earnings on uncompleted contracts (approximately $202,000 related to the Petrobras project).

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenue

The Company recorded approximately $785,000 in revenue for the three months ended June 30, 2011 compared to the absence of revenue for the three months ended June 30, 2010. This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $1,700,000 of project development services costs for the three months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $77,000 of engineering services costs for the three months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras engineering design project.

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

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenue

The Company recorded approximately $2,570,000 in revenue for the six months ended June 30, 2011 compared to $120,000 of revenue for the six months ended June 30, 2010. This increase in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $2,408,000 of project development services costs for the six months ended June 30, 2011, compared to $60,000 of these costs in the prior year. This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $184,000 of engineering services costs for the six months ended June 30, 2011, compared to an absence of these costs in the prior year. This increase is primarily attributable to the Petrobras engineering design project.

General and Administrative Expenses

General and administrative expenses of approximately $1,522,000 for the six months ended June 30, 2011 compared to $1,637,000 for the six months ended June 30, 2010, a decrease of approximately $115,000 or 7%. This significant improvement was primarily attributable to lower net personnel costs of approximately $214,000 (the majority of which was included in project development services), lower stock compensation costs of approximately $80,000, reduced advertising of approximately $38,000 offset by higher consulting fees of approximately $163,000 (of which approximately $85,000 was for private placement fees) and travel and other administrative expenses of approximately $54,000.

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

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. Acquisition of licensing rights expense for the six months ended June 30, 2011 is $640,000, including an accrual for $440,000 representing the dilution-adjusted fair value of the potential additional issuance of shares to add blue, compared to $0 of such expenses in the six months ended June 30, 2010 since the agreement with add blue was not in effect until August 2010.

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