Form 10-Q
period 2011-09-30
KL Energy Corp
filed 2011-11-14
CIK 1403548

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ______ to _______

Commission file number 333-145183

KL ENERGY CORPORATION
(Name of registrant as specified in its charter )

Nevada	39-2052941
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

525 University Loop, Suite 111
Rapid City, South Dakota 57701
(Address of principal executive offices)

(605) 718-0372
(Registrant’s telephone number)
306 East St. Joseph St., Suite 200
Rapid City, SD 57701
(Former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: We had 50,908,240 shares of common stock, $0.001 par value per share, outstanding on November 10, 2011.

KL Energy Corporation
Form 10-Q
For the Period Ended September 30, 2011

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

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

KL Energy Corporation
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$970,376	$3,507,676
Restricted cash	-	1,345,442
Trade receivables, net of allowance for doubtful accounts of $289,840 and $393,840, respectively	2,488	-
Inventories	153,277	299,594
Prepaid expenses and other assets	301,094	284,161
Total Current Assets	1,427,235	5,436,873

Non-Current Assets
Property, Plant and Equipment, Net	3,212,561	2,924,109
Asset held for sale	294,193	-
Total Non-Current Assets	3,506,754	2,924,109

Total Assets	$4,933,989	$8,360,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Convertible promissory notes payable	$469,995	$11,434,043
Current maturities of long-term debt	1,211,284	1,285,940
Current maturities of subordinated debt-related party	346,589	426,589
Accounts payable	1,993,387	1,792,830
Payables to related parties	731,120	52,053
Billings in excess of costs and estimated earnings on uncompleted contracts	396,594	200,000
Accrued payroll	70,338	76,995
Other liabilities	531,481	667,524
Deferred revenue	93,000	1,835,178
Current liabilities of discontinued operations	421,431	316,431
Total Current Liabilities	6,265,219	18,087,583

Warrant derivative liability	-	7,092,275
Long-term debt, less current maturities	16,992	12,272
Total Long-Term Debt	16,992	7,104,547
Total Liabilities	6,282,211	25,192,130

Stockholders' Deficit
Preferred stock, $0.001 par value; 20,000,000 authorized; none issued	-	-
Common stock, $0.001 par value; 380,000,000 shares authorized; 50,908,240 and 50,893,309 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	50,908	50,893
Additional paid-in capital	54,337,371	14,347,074
Accumulated deficit	(52,950,243)	(29,091,651)
Deficit attributable to KL Energy Corporation	1,438,036	(14,693,684)
Noncontrolling interest	(2,786,258)	(2,137,464)
Total Stockholders' Deficit	(1,348,222)	(16,831,148)

Total Liabilities and Stockholders' Deficit	$4,933,989	$8,360,982

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue
Project development services	$483,245	$698,317	$2,854,578	$818,317
Engineering services	4,908	-	203,406	-
Total Revenue	488,153	698,317	3,057,984	818,317

Operating Expenses
Project development services	1,549,196	362,607	3,856,957	422,607
Engineering services	3,564	-	187,407	-
General and administrative	419,956	396,155	1,942,418	2,033,049
Research and development	407,609	650,658	1,423,963	2,316,020
Acquisition of licensing rights	200,000	2,153,990	840,000	2,153,990
Total Operating Expenses	2,480,325	3,563,410	8,250,745	6,925,666

Loss from Operations	(1,992,172)	(2,865,093)	(5,192,761)	(6,107,349)

Other Income (Expense), Net:
Other expense	(44,020)	3,522	(52,919)	20,556
Interest income	3	427	560	1,174
Interest expense	(497,888)	(335,563)	(552,820)	(416,402)
Debt extinguishment loss	(21,735,133)		(21,735,133)	-
Gain on fair value of debt instruments	-	-	981,517	-
Derivative income	-	-	2,050,936	-
Total Other Income (Expense), Net	(22,277,038)	(331,614)	(19,307,859)	(394,672)

Loss from continuing operations, before tax	(24,269,210)	(3,196,707)	(24,500,620)	(6,502,021)
Income taxes	-	-	-	-
Loss from continuing operations, net of tax	(24,269,210)	(3,196,707)	(24,500,620)	(6,502,021)

Income (loss) from discontinued operations, net of tax	-	-	(6,766)	30,538

Net Loss	$(24,269,210)	$(3,196,707)	$(24,507,386)	(6,471,483)

Net loss attributable to noncontrolling interests	166,768	311,793	648,794	866,711

Net Loss Attributable to KL Energy Corporation	$(24,102,442)	$(2,884,914)	$(23,858,592)	$(5,604,772)

Earnings Per Share - Basic and Diluted
Income (loss) from continuing operations attributable to KL Energy Corporation common stockholders	$(0.47)	$(0.06)	$(0.47)	$(0.12)
Income (loss) from discontinued operations attributable to KL Energy Corporation common stockholders	-	-	-	-
Net income (loss) attributable to KL Energy Corporation common stockholders	$(0.47)	$(0.06)	$(0.47)	$(0.12)

Weighted Average Common Shares Outstanding - Basic	50,908,240	48,871,331	50,898,286	47,549,023

Amounts attributable to KL Energy Corporation common stockholders:
Loss from continuing operations, net of tax	$(24,102,442)	$(2,884,914)	$(23,851,826)	$(5,635,310)
Income (loss) from discontinued operations, net of tax	-	-	(6,766)	30,538
Net Loss	$(24,102,442)	$(2,884,914)	$(23,858,592)	$(5,604,772)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional			Total
	Common Stock		Paid-In	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2010	50,893,309	$50,893	$14,347,074	$(29,091,651)	$(2,137,464)	$(16,831,148)

Stock based compensation			31,221	-	-	31,221
Issuance of restricted stock	14,931	15	(15)	-	-	-

Extinguishment of November 2010 Convertible Notes and Warrants	-	-	30,965,509	-	-	30,965,509
Beneficial conversion feature of July 1, 2011 Convertible Notes	-	-	6,243,582	-	-	6,243,582
Beneficial conversion feature of July 8, 2011 Convertible Notes	-	-	2,750,000	-	-	2,750,000
Net loss attributed to noncontrolling interests	-	-	-	-	(648,794)	(648,794)
Net income	-	-	-	(23,858,592)		(23,858,592)
Balance - September 30, 2011	50,908,240	$50,908	$54,337,371	$(52,950,243)	$(2,786,258)	$(1,348,222)

See accompanying notes to consolidated financial statements.

KL Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows From Operating Activities
Net income (loss )	$(24,507,386)	$(6,471,483)
Adjustments to reconcile net loss by cash used in operating activities:
Depreciation	908,077	1,381,474
Loss (gain) an sale of assets	39,346	(419)
Stock based compensation expense	31,221	160,727
Issuance of stock for licensing rights	-	1,650,000
Debt extinguishment loss	21,735,133	-
Gain on fair value of debt instruments	(981,517)	-
Derivative income	(2,050,936)	-
Amortization of debt discount	469,995	293,705
Amortization of debt issuance cost	-	1,875
Changes in current assets and liabilities:
(Increase) decrease in:
Restricted cash	1,345,442	-
Receivables	(2,488)	(43,109)
Inventories	146,317	(40,125)
Prepaid expenses and other assets	99,068	9,274
Increase (decrease) in:		-
Accounts payable and payables to related parties	984,625	(42,165)
Billings in excess of costs and estimated earnings on uncompleted contracts	196,594	-
Deferred income	(1,742,178)	1,537,900
Accrued payroll and other liabilities	(142,698)	(367,943)
Net Cash Provided by (Used In) Operating Activities	(3,471,385)	(1,930,289)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,556,498)	(234,363)
Proceeds from the sale of fixed assets	26,426	600
Net Cash Provided by (Used in) Investing Activities	(1,530,072)	(233,763)

Cash Flows From Financing Activities
Proceeds (payments) from long-term debt	(185,936)	(332,348)
Payments on subordinated debt - related parties, net	(80,000)	(93,538)
Payments on long-term debt principal	-	-
Proceeds from convertible debt	2,950,000	1,500,000
Debt issuance costs	-	(75,000)
Interest payments on convertible debt	(219,907)	-
Legal, professional and placement fees	-	(335,000)
Proceeds from issuance of common stock	-	3,350,000
Net Cash Provided by (Used in) Financing Activities	2,464,157	4,014,114

Net Increase (Decrease) in Cash and Cash Equivalents	(2,537,300)	1,850,062

Cash and cash equivalents at beginning of period	3,507,676	65,049
Cash and cash equivalents at end of period	$970,376	$1,915,111

Supplemental Disclosures of Cash Flow Information
Interest paid	$54,610	85,803
Beneficial conversion feature of replacement convertible notes	6,243,582	-
Beneficial conversion feature of new convertible notes	2,750,000	-
Debt extinguishment - convertible promissory notes	4,189,037	-
Debt extinguishment - warrants	5,041,339	-
Insurance premium financed with debt	116,000	80,000
Debt discount	-	1,495,000

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

Historically, we have provided engineering, design, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) and this experience has given our Company a significant advantage in the development and future operations of 2nd Gen facilities.  Our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services for cellulose based ethanol ("CBE") 2nd Gen integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets.

In addition, the Company, through its majority-owned Western Biomass Energy, LLC (“WBE”), has designed, built, and operates what we believe to be one of the first second-generation cellulose based ethanol ("CBE") demonstration plants in the United States.  Construction on the plant began during the year ended December 31, 2006 and was substantially completed in August 2007.  The plant is located in Upton, Wyoming and was designed to convert wood and wood waste products into ethanol.  The WBE plant was built to serve as a demonstration and research and development facility and has the future potential, with additional capital investment, to operate with a capacity of approximately 1.5 million gallons of CBE per year.  We recently completed a significant upgrade to this facility in order to meet the testing and performance requirements in a joint development agreement with Petrobras America, Inc. (“Petrobras”).  This allowed us to continue to research and refine our cellulose conversion technology while also demonstrating the commercial viability for this type of technology.  During the years ended December 31, 2009 and 2010, a commercially viable grade of ethanol was developed but not produced in commercial quantities and has not yet been marketed to the public.

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

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations and financial position of the Company, KL Energy Services LLC (“KLES”, a wholly-owned subsidiary) as well as its majority-owned subsidiaries KLHC LLC (formerly known as KL Energy LLC, “KLHC”), KL Management, LLC (“KLM”), Patriot Motor Fuels LLC (“Patriot”) and Western Biomass Energy LLC (“WBE”).  Until September 30, 2008, KLHC and KLM were 53% owned by KLPDG and the remaining 47% was owned by three other individuals; Patriot was 50% owned by KLPDG and two other owners held the remaining 50% interest.    At September 30, 2008, the Company ownership interest increased to 75% for KLHC, KLM and Patriot. WBE is 64% owned by the Company and 36% owned by various unrelated investors.  As of June 2009, KLHC, KLM and Patriot had been discontinued.  However, final dissolution of these companies is largely dependent on the completion of arbitration proceedings with MRE (Note 11).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	September 30,	December 31,
	2011	2010
Plant and Plant Equipment	$8,300,388	$7,398,383
Office Furnishings and Equipment	435,154	458,476
Vehicles	23,117	51,698
Construction in progress	-	878,237
	8,758,659	8,786,794
Less Accumulated Depreciation	(5,546,098)	(5,862,685)
Total Property, Plant, and Equipment, Net	$3,212,561	$2,924,109

Construction costs associated with the WBE demonstration plant are stated at cost (including direct construction costs, and capitalized interest).  Construction in progress reflects various WBE facility upgrades pursuant to the Joint Development Agreement with Petrobras.  Depreciation expense is included in the following expenses in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Project development expenses	$113	$-	$186	$-
General and administrative expenses	$18	$17	$55	$49
Research and development expenses	$183	$394	$667	$1,332
	$314	$411	$908	$1,381

In the third quarter of 2011, the Company had determined that a major piece of equipment at the WBE facility, with a net book value of approximately $294,000 at September 30, 2011, was to be replaced for technical reasons and began efforts to sell this equipment to a third party.  It is expected that the sale of this equipment will be consummated within six months.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on the uncompleted Petrobras engineering design contract as of September 30, 2011:

Costs Incurred on Uncompleted Contracts	$187,407
Estimated Earnings	15,999
203,406
Less Billings to Date	(600,000)
$(396,594)
Included in the Balance Sheet Under the Following Captions:
Costs and Estimated Earnings in Excess of
Billings on Uncompleted Contracts	$-
Billings in Excess of Costs and
Estimated Earnings on Uncompleted Contracts	(396,594)
$(396,594)

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability

Secured Convertible Promissory Notes and Derivative Warrant Liability

In November 2010, KL Energy Corporation (the “Company”) consummated a financing with several accredited investors pursuant to a Note and Warrant Purchase Agreement (the ”Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company issued to the investors secured convertible promissory notes (the “Notes”), and related stock purchase warrants (the “Warrants”), for an aggregate purchase price of $4,680,000 (excluding $1,821,508 of existing promissory notes that were converted into these new Notes and Warrants) of which $4,480,000 was received in November and December 2010 and $200,000 was received in January 2011.  The exchange of $1,821,508 of existing promissory notes for the new notes and warrants was accounted for as an extinguishment of debt with the difference between the fair value of the new debt instrument and the carrying value of the old debt instrument reflected as a debt extinguishment loss in the December 31, 2010 consolidated statements of operations. In order to induce each investor to extend the credit evidenced by the Notes, the Company entered into a Security Agreement which granted a security interest of first priority in all right, title and interests of the Company in and to all of the Company’s property which had not already been covered by liens. The Purchase Agreement also provides each investor with the right of first offer, within 10 days of being notified, to purchase its pro-rata share of capital stock which the Company may issue in a subsequent equity financing.

Approximately $4.0 million of the gross proceeds from the financing came from existing investors.  Each Note carried an interest rate of 10.0% per annum and was payable eight months after its issuance.    Under certain conditions, such as an equity financing or a merger or sale of the Company’s assets (“Liquidity Event”), the investor could elect to convert all or part of the outstanding principal and unpaid interest into shares of the Company’s common stock.  In lieu of the conversion of the Note, the investor could demand payment of the principal and accrued but unpaid interest outstanding as of the date of the Liquidity Event.

The Notes were hybrid financial instruments that blend characteristics of both equity and debt securities. They embodied settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embodied contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. In addition, the underlying contracts extended the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument is converted, for a period of two years following the maturity date. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and liability classification at fair value.  Accounting guidance provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, the Company elected this alternative and recorded the Notes at fair value.

Pursuant to the terms of the Purchase Agreement, each investor was issued a Warrant that entitled the investor to purchase, within four years of each Note’s maturity date, shares of the Company’s capital stock that equaled the quotient obtained by dividing (a) the warrant coverage amount by (b) either the price paid by investors of a qualified equity financing, as defined in the Warrant, or $1.10 per share if exercised in the absence of a qualified equity financing. The warrant coverage amount was 140% of the number of shares convertible under the Note at the maturity date; provided, however, that if the Note was converted either in whole or in part at any time during the term of the Note or upon the maturity date, then the 140% used in the calculation of the warrant coverage amount would be increased to 170%. In addition, the underlying contracts extended the down-round, anti-dilution protection to the underlying shares of common stock, if the financial instrument was converted, for a period of four years following the maturity date.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability (continued)

The Company also concluded that the Warrants, which are derivatives by definition, did not meet the principal exemption to liability classification and measurement. Accordingly, the Warrants were classified as a liability and were subject to the classification and measurement standards for derivative financial instruments.

Replacement Secured Convertible Promissory Notes

As a result of the delayed timing related to several revenue streams anticipated by the Company, as well as significant unplanned project costs, the Company was not able to meet the cash settlement requirements of the Notes at their maturity date.  Effective July 1, 2011, the investors agreed to cancel all Notes and Warrants.  This transaction was treated as a debt extinguishment resulting in the retirement of $15.5 million (the carrying value at June 30, 2011) in Notes and Warrants and the recording of a $21.7 million debt extinguishment loss with a $37.2 million (the fair value of replacement notes) offset to additional paid-in capital.  The cancelled Notes and Warrants were replaced with another secured convertible promissory note (“Replacement Note”). Each Replacement Note carries an interest rate of 10.0% per annum and matures on March 31, 2012. In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including this Replacement Note and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and (i) the Petrobras JDA objectives (see Note 10) have been reached and validated by Petrobras and Petrobras has commenced acquisition of the technology license for up to $5,000,000 and (ii) the Petrobras JDA contract amendment has been signed for at least $3,500,000, then at the election of the Company up to 50% of the outstanding principal amount and the accrued but unpaid interest under this Replacement Note can be converted into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under this Replacement Note may be converted into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while this Replacement Note is outstanding.

The contractual conversion price defined in the Replacement Notes is $0.05 per share and is not subject to adjust in the event of a financing arrangement.  The intrinsic value of this embedded beneficial conversion feature was determined to be approximately $35.5 million but such valuation for accounting purposes is limited to the discounted future cash flows of the convertible debt instrument.  As such, the entire amount of the beneficial conversion feature component of the Replacement Notes, or approximately $6.2 million, is recorded as a debt discount and included in additional paid-in capital in the accompanying consolidated balance sheets.  Since the inception date value of the Replacement Notes was deemed to be zero, the resultant debt discount of approximately $6.2 million arising from the beneficial conversion feature is amortized over the life of the debt using the effective interest method.  The unamortized debt discount balance at September 30, 2011 was approximately $5.9 million.

New Secured Convertible Promissory Notes

Effective July 8, 2011, the Company issued $2.75 million of new secured convertible promissory notes (“New Notes”), primarily to existing investors.  The New Notes carry an interest rate of 10% and mature on March 31, 2012. Fifty percent (50%) of the aggregate principal amount was held in escrow, by a mutually agreed agent designated by the Company and the investor, and is not released to the Company until certain requirements (“Milestones”) have been met. The Milestones are that (i) the Petrobras JDA objectives have been reached and validated by Petrobras and Petrobras has commenced acquisition of the license for up to $5,000,000, (ii) the Petrobras JDA contract extension has been signed for at least $3,500,000 and (iii) the shareholders shall have approved a resolution increasing the number of authorized shares of common stock of the Company to provide sufficient shares to meet the Company’s obligations herein.   As of September 30, 2011, all Milestones were deemed to have been satisfied.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 - Secured Convertible Promissory Notes and Derivative Warrant Liability (continued)

In the event the Company consummates, prior to the maturity date, an equity financing pursuant to which it sells shares of its preferred stock or shares of its common stock for an amount of not less than $20,000,000 of committed funds with an initial tranche of not less than $10,000,000, excluding any and all notes which are converted into preferred stock or common stock, as applicable (including these New Notes and the other Notes issued under the Purchase Agreement), and with the principal purpose of raising capital (a “Qualified Equity Financing”), and the Milestones have been met, then, at the election of the Company, up to 50% of the outstanding principal amount and the accrued but unpaid interest under this New Note may be converted into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share. In addition, at the option of the investor, the outstanding principal amount and the accrued but unpaid interest under these New Notes may be converted into shares of the preferred stock or common stock, as applicable, at $0.05 (five cents) per share, at any time while these New Notes are outstanding.

The intrinsic value of this embedded beneficial conversion feature was determined to be approximately $14.3 million but such valuation for accounting purposes is limited to the discounted future cash flows of the convertible debt instrument.  As such, the entire amount of the New Notes, or $2.75 million, is included in additional paid-in capital in the accompanying consolidated balance sheets.  Since the inception date value of the New Notes was deemed to be zero, the resultant debt discount of $2.75 million arising from the beneficial conversion feature is amortized over the life of the debt using the effective interest method.  The unamortized debt discount balance at September 30, 2011 was approximately $2.6 million.

Other Warrants

Pursuant to the terms of Securities Purchase Agreements, dated September 30, 2008 among the Company and two accredited investors, the Company had issued an aggregate of 3,125 units of its securities in a private placement, with each unit comprised of two shares of common stock, for a total of 6,250 shares, and a warrant to purchase one share of common stock.  The purchase price per unit was $8.00 per unit for an aggregate price of $25,000 and the warrant expires on September 30, 2011.  No warrants were exercised by such expiration date.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities, which were accounted for at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2011:

As of September 30, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS

Money market fund (included in cash and cash equivalents)	$499	-	-	$499

As of December 31, 2010	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
ASSETS

Money market fund (included in cash and cash equivalents)	$1,074,791	-	-	$1,074,791

LIABILITIES
Hybrid debt instruments	$-	$-	$11,434,043	$11,434,043
Warrant derivative liabilities	-	-	7,092,275	7,092,275
	$-	$-	$18,526,318	$18,526,318

As discussed in Note 4, the Notes and Warrants were cancelled on July 1, 2011. The hybrid financial instruments and derivative warrant liability were valued using the methodologies and the assumptions discussed in the following paragraphs.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$15,473,958	$-	$18,526,318	$-
Total losses (realized or unrealized) included in earnings	-	-	(3,639,086)	-
Issuances	-	-	586,726	-
Debt exchange	(15,473,958)	-	(15,473,958)	-
Transfers in and out of level 3	-	-	-	-
Ending balance	$-	$-	$-	$-

Increase in unrealized losses included in earnings relating to derivatives cancelled or still held	$-	$-	$-	$-

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The Notes were valued in their entirety based upon the aggregate values of the individual components giving rise to value in the financial instrument. These components consist of the Forward Contract, the anti-dilution effected ECF and, if applicable, the post-conversion down-round, anti-dilution protection (Post Conversion Put). This method was selected among other available methods because it embodies all material assumptions (both debt and equity risk related) that market participants would likely consider in an orderly exchange of the financial instrument.

The following table summarizes the composition of the fair values of the Notes and Warrants, prior to their exchange as discussed in Note 4:

	Derivatives and Warrants As Of
	Exchange	December 31,
Components:	Date	2010
Forward component	$6,100,250	$6,082,344
ECF, adjusted for anti-dilution	573,315	842,111
Post Conversion Put	3,759,054	4,509,588
Hybrid fair value	$10,432,619	$11,434,043

The Forward Component represents the discounted cash flows arising from the principal and interest at the contractual coupon and applying the contractual payment terms. The discount rates amounted to 20.34% and 18.61% as of June 30, 2011 (the exchange date) and December 31, 2010, respectively.

The Embedded Conversion Feature, or ECF, was valued using Monte Carlo Simulations (“MCS”), a technique which is an option-based cash-flow model. In addition to the typical assumptions in a closed-end option model, such as volatility, risk free rate, credit risk and redemption behaviors, MCS breaks down the time to expiration into potentially a large population of time intervals and steps.

Significant inputs into the MCS Valuation Technique were as follows:

	Exchange	December 31,
Embedded Conversion Feature Inputs:	Date	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.88	$0.89

Contractual conversion price	$1.10	$1.10
Adjusted conversion price (anti-dilution price)	$1.03	$1.098

Volatility range over nodes	34% - 81%	59% - 112%
Effective volatility	62.42%	90.95%

Interest range over nodes	9% - 10%	6% - 11%
Effective interest	8.94%	8.84%

Yield range over nodes	20.34%	18.61%
Effective yield	20.34%	18.61%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

The Post Conversion Put at December 31, 2010 refers to the extension of the down-round, anti-dilution protection to the underlying shares of common stock, if the convertible Notes are converted, for a period of two years following the maturity date. This feature was valued as a put derivative using a Binomial Lattice model.  There was no Post Conversion Put in the Replacement Notes.

Significant inputs into the Binomial Lattice Valuation Technique (for puts) were as follows:

Post Conversion Put Inputs:	Exchange	December 31,
	Date	2010

Contractual put price	$1.10	$1.10
Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.95	$1.00
Median selling price (projected selling price)	$0.81	$0.73

Probability that future round will be below the put price	80.09%	86.94%
Volatility over term to expiration	97.61%	122.58%
Risk free rate	0.45%	1.02%

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

The Median Selling Price and Probability at December 31, 2010, unlike a traditional written put, reflects a triggering price that will vary based upon the Company’s market prices. Accordingly, for purposes of estimating the value of the post conversion put, an estimate of the down round price was required. The median selling price represents the calculated price that shares would likely sell for in a down round during the term to expiration of the Post Conversion Put. The associated probability establishes the overall probability that the future financing will be below the contractual put price. This value is derived from the use of a Random-Walk Brownian Motion Stochastic Process. At each valuation date, the model is run using monthly steps based upon the following inputs: the current trading market price, the remaining term of the note and the estimated volatility over the remaining term. The simulation returns the mean stock price (NewPrice) and the probability of the stock price falling below the conversion price (SPP). These values are used as inputs into the Binomial Lattice model. The Noreen-Wolfson dilution adjusted fair value was used in the stochastic methodology to arrive at the median selling price and probabilities. The dilution adjusted fair value approach has been consistently applied across all models.

Warrants

The Warrants, prior to exchange, were valued using the Binomial Lattice Model. The Binomial Lattice valuation technique was chosen among other valuation techniques because (i) it embodies all of the assumptions that market participants would likely consider in negotiating the transfer of the Warrants and (ii) it simulates the exercise of the Warrants prior to the expiration.  The fair value of the warrants at June 30, 2011 and December 31, 2010 was $5,041,339 and $7,092,275, respectively.

Significant inputs into the Binomial Lattice Valuation Technique (for warrants) were as follows:

Warrant Inputs:	Exchange	December 31,
	Date	2010

Fair value of common stock	$1.10	$1.10
Dilution adjusted fair value of common stock	$0.98	$1.04
Contractual conversion price	$1.10	$1.10

Volatility range over nodes	41% - 99%	113% - 137%
Effective volatility	85.00%	118.74%
Risk free rate range over nodes	0.03% - .81%	0.19% - 2.01%
Effective risk free rate	0.38%	0.76%

The down-round adjustment in the warrant agreement was a price protection feature which causes the exercise price to decrease if there is a new capital issue or financing with a price that is less than the current exercise price. The “down” portion of a down-round financing is the risk that either the trading market is below or projected to be below the conversion price. The “round” portion of a down-round financing is the probability that the Company will enter into a financing in the future. This down-round protection feature must be embodied in the fair value of the warrant similar to the previously discussed financial instruments and features.

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

Non-Recurring Fair Value Measurements

As discussed in Note 4, the Company issued Replacement Notes on July 1, 2011.  These Replacement Notes were measured at fair value on the transaction date of July 1, 2011, in order to determine the loss on debt extinguishment. The fair value was determined to be $37.2 million and is considered a level 3 measurement.  The fair value was composed of a $6.2 million forward component and a $31.0 million embedded conversion feature component.

The forward component of the Replacement Notes represents the discounted cash flows arising from the principal and interest at the contractual coupon and applying the contractual payments terms.  The discount rate amounted to 20.34%.

The embedded conversion feature was valued using the Monte Carlo Simulations (“MCS”), a technique which is an option-based cash-flow model. In addition to the typical assumptions in a closed-end option model, such as volatility, risk free rate, credit risk and redemption behaviors, MCS breaks down the time to expiration into potentially a large population of time intervals and steps.

Significant inputs into the MCS Valuation Technique were as follows:

Exchange
Embedded Conversion Feature Inputs:	Date

Fair value of common stock	$0.39
Dilution adjusted fair value of common stock	$0.31

Contractual conversion price	$0.05
Adjusted conversion price (anti-dilution price)	n/a

Volatility range over nodes	34% - 81%
Effective volatility	62.42%

Interest range over nodes	9% - 10%
Effective interest	8.94%

Yield range over nodes	20.34%
Effective yield	20.34%

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 - Fair Value Considerations (continued)

Non-Recurring Fair Value Measurements (continued)

The fair value of common stock is based on the underlying security in order to establish the intrinsic value present in the arrangement or feature. The Company’s OTC-listed stock price has ranged from $0.27 to $20.00 in the last 14 months but, in light of the thinly-traded and closely-held nature of this stock, management does not believe this amount is indicative of the value market participants would pay. Rather, the Company, through private placement transactions dating back to October 2010, has sold shares representing 9.3% of its current outstanding shares as of June 30, 2011 (day preceding the restructuring) at a price of $1.10. Such price is a better indicator of value than the listed price.

However, on the restructuring date the number of fully-diluted common shares increased by 118,991,868 shares, from 65,619,409 shares on June 30, 2011 to 184,611,277 shares on July 1, 2011. As a result, management concluded that the fair value of the common stock should reflect the additional dilution resulting from resetting the conversion price in the original convertible notes from $1.10 to $0.05, less cancellation of the previously issued warrants. In consideration that the restructuring date was one day following the most recent derivative measurement date, wherein $1.10 was used, the adjustment was accomplished by adjusting the June 30, 2011 fully diluted capitalization to the restructured July 1, 2011 fully diluted shares outstanding.

The dilution adjusted value gives further effect to potentially dilutive securities (warrants, stock options and conversion features) using the Noreen-Wolfson Equilibrium Pricing Model (“NW Model”). A dilution adjusted fair value is particularly relevant and valid when trading is extremely thin resulting in the presumption that trading activity likely would not give effect to potentially dilutive securities. The NW Model is a Black-Scholes based valuation technique that was utilized solely for generating the dilution adjusted fair value.  Since the inception date value of the Replacement Notes was deemed to be zero, the resultant debt discount arising from the beneficial conversion feature is amortized over the life of the debt using the effective interest method.

Note 6 –Debt

Subordinated Debt – Related Parties

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $347,000 and $427,000 at September 30, 2011 and December 31, 2010, respectively.  This note was originally a $600,000 loan to the former officer, who then loaned it to the Company, by First National Bank (“FNB”) and has an interest rate of 5% which is paid quarterly.  This note was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. The principal payments are scheduled to be $30,000 in the last three months of 2011, $120,000 in calendar 2012 and 2013, and approximately $77,000 in calendar 2014.  Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations to FNB under this note and, as such, makes principal and interest payments directly to FNB.  As security for our obligations under this note, we granted FNB a security interest in our current and future accounts receivable. As of September 30, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 –Debt (continued)

Long-Term Debt

Long-term debt consists of the following as of:

	September 30,	December 31,
	2011	2010
Note payable to bank with interest at 6.5%. The note is payable in twelve monthly installments of $17,560 of principal and interest beginning March 2011 with any remaining unpaid principal and interest due March 2012, with additional maturity extensions available. This note is secured by substantially all assets of WBE and guaranteed by the Company and certain WBE members.	$1,173,840	$1,271,752

Note payable to Shimadzu for lab equipment of $32,114, payable in monthly principal and interest installments of $1,072, including interest at 13.6% secured by equipment.	31,994	9,121

Note payable to Dakota Leasing for SIP phone system for $17,339, payable in monthly principal and interest installments of $461, including interest at 8.58% secured by equipment.	14,223	17,339

Note payable to First Insurance Corporation for payment of Directors & Officers insurance premium, payable in monthly installments of $8,268, including interest at 7.25%	8,219	-

Subordinated note payable to Randy Kramer and assigned to First National Bank, interest at 5.0%, secured by accounts receivable of the Company, payable in monthly installments of $10,000 per month plus interest beginning September 2009 and 5% of equity financings after February 2009.	346,589	426,589

Secured convertible promissory notes	8,993,582	11,434,043
Beneficial conversion feature debt discount	(8,523,587)	-
Secured convertible promissory notes, net (Notes 4 and 5)	469,995	11,434,043

Total Debt Obligations	$2,044,860	$13,158,844

Debt Summary:
Secured convertible promissory note	$469,995	$11,434,043
Current maturities of loans	1,211,284	1,285,940
Current maturities of subordinated debt - related party	346,589	426,589
	2,027,868	13,146,572

Non-current maturities of loans	16,992	12,272
Non-current maturities of subordinated debt - related party	-	-
	16,992	12,272

Total Debt Obligations	$2,044,860	$13,158,844

Note 7 – Net Loss Per Common Share

Basic EPS includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.   For the three and nine months ended September 30, 2011, the potential effects of any dilutive securities were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Net Loss Per Common Share (continued)

The following table represents the potential dilution of the Company’s common stock at September 30, 2011:

Common shares issued and outstanding	50,908,240
Linked convertible debt shares	188,472,020
Outstanding stock options and warrants	245,948
Total potential diluted shares	239,626,208

Note 8 – Share Based Compensation

Effective July 1, 2010, and pursuant to the Company’s 2009 Equity Incentive Plan, 119,518 incentive stock options were awarded to employees and 44,794 restricted stock grants were awarded to consultants.  The grant date and exercise price of $1.10 per share for each award represents the effective price at which all private placement sales have been transacted since October 2009.  All such awards became one-third vested on each of July 1, 2010, July 1, 2011and the remaining one-third vests on July 1, 2012. The grant date fair value of these awards was approximately $176,000.

On March 2, 2010, the Company issued to a former executive an option to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.10 which became fully vested on April 2, 2010 and is exercisable for three years.  The options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The fair value of this option was $87,500.

 Effective January 1, 2010, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), now codified in ASC 718.  The Company recognizes compensation expense for all share-based payment awards to employees, directors and consultants using the fair value of the awards, in accordance with the provision of  ASC 718, expensed on a straight line basis over the service periods of each award.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total cost of stock-based compensation charged against income before income taxes	$11,236	$73,227	$31,221	$160,727
Amount of income tax benefit recognized in earnings	-	-	-	-
Amount charged against net income	$11,236	$73,227	$31,221	$160,727

Impact on net income per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Stock Compensation Expense Included In:
General and administrative expenses	$8,729	$35,642	$22,692	$123,142
Research and development expenses	2,507	37,585	8,529	37,585
	$11,236	$73,227	$31,221	$160,727

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock Options and Restricted Stock:
Volatility	-	226%	-	226% - 232%
Risk-free interest rate	-	2.12%	-	1.51% - 2.12%
Expected term (years)	-	6.5	-	1.5 - 6.5
Dividend yield	-	0%	-	0%

A summary of the stock option activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	168,129	$1.10	5.9	$-
Options granted	-	$-	-
Options forfeited	(34,107)	$1.10	8.9
Options expired	-	$-	-
Options exercised	-	$-	-
Outstanding at September 30, 2011	134,022	$1.10	4.2	$-

Exercisable at September 30, 2011	100,232	$1.10	2.7	$-

A summary of the status of our unvested option shares as of September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	49,024	$1.10
Options granted	-	$-
Options forfeited	(15,234)	$1.10
Options cancelled (vested)	-	$-
Unvested at September 30, 2011	33,790	$1.10

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Share Based Compensation (continued)

A summary of the restricted stock activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	44,794	$1.10	9.5	$-
Restricted shares granted	-	$-	-
Restricted shares forfeited	-	$-	-
Restricted shares expired	-	$-	-
Restricted shares exercised	-	$-	-
Outstanding at September 30, 2011	44,794	$1.10	8.8	$-

Vested at September 30, 2011	29,862	$1.10	8.8	$-

A summary of the status of our unvested restricted stock shares as of September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested at December 31, 2010	29,863	$1.10
Options granted	-	$-
Options forfeited	-	$-
Options vested	(14,931)	$-
Unvested at September 30, 2011	14,932	$1.10

As of September 30, 2011, there was approximately $27,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of approximately one year.

The prescribed accounting guidance also requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of September 30, 2011, the Company does not have any tax expense (benefits) resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

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

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Noncontrolling Interests (continued)

Components of noncontrolling interests are as follows:

	September 30,	December 31,
	2011	2010
Beginning of period	$(2,137,464)	$(1,058,456)
Net loss attributable to noncontrolling interests	(648,794)	(1,079,008)
End of period	$(2,786,258)	$(2,137,464)

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

As part of this agreement, Petrobras will provide up to $11.0 million to adapt the Company’s demonstration facility to the use of Bagasse, validate the optimized process by producing cellulosic ethanol and bio-lignin from Bagasse in multiple campaigns and license the technology.  Of the $11.0 million, $6.0 million represents fixed fees for the facility adaptation and production validation efforts and up to $5.0 million may be payable for a technology license. The JDA required that this project be effectively completed in nine months, or by May 2011.  However, in light of unforeseen delays due to unexpected harsh winter weather conditions and several initial operational problems, Petrobras granted a waiver of that condition and the project was completed in August 2011.  In parallel, Petrobras and KL will jointly work on an industrial scale Bagasse based cellulosic ethanol plant project that shall be fully integrated into a sugarcane mill belonging to the Petrobras Group in Brazil slated to go on stream in 2013.  The agreement, which has an initial term of 18 months and provides for mutual exclusivity in the area of developing cellulosic ethanol from Bagasse, provides Petrobras with the option to enter into a technology license for the use of the Company’s technology within Petrobras Group assets.

The following revenue and expense related to the JDA have been included in the consolidated statements of operations (in $000’s):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$483	$698	$2,855	$818

Expenses	$1,549	$363	$3,857	$423

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Operations (continued)

Continuing Operations

During the period from its inception to September 30, 2011, the Company has incurred significant annual net losses and at September 30, 2011 and December 31, 2010, the Company had negative working capital (i.e. current assets less current liabilities) of approximately $4.4 million and $12.7 million, respectively.  At September 30, 2011, total liabilities exceeded total assets by approximately $908,000.  The advanced biofuels industry in which the Company operates continues to face significant challenges including technical risks, limited availability of debt and equity financing and changing public and governmental support.

Management is continuing its efforts to raise additional capital through various methods.  In July 2011, as further detailed in Note 4, the Company refinanced the $6.5 million of Notes issued in November 2010 and raised $2.75 million in additional working capital through the issuance of convertible debt.  All of this debt matures on March 31, 2012.  Operating results to date indicate the Company may be unable to meet its current obligations and may be unable to continue as a going concern unless it raises additional capital.

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

Operating results from discontinued operations were losses of approximately $0 and $7,000 during the three and nine months ended September 30, 2011 and income of $0 and $31,000 during the three and nine months ended September 30, 2010, respectively.  At September 30, 2011 and December 31, 2010, these businesses had no assets and the only liabilities were accounts payable of approximately $421,000.  The resolution of these liabilities is largely dependent on the completion of arbitration proceedings with MRE (Note 11).

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

The arbitration proceedings for the first and second of the three arbitrations, involving KLM and KLHC, were concluded on February 25, 2011. In both arbitrations, the arbitrator denied all MRE claims relating to breaches of fiduciary duties owed to MRE or breaches of contract, fraud, interference with contract, conversion or negligence and stated that MRE had failed to establish, by the preponderance of the evidence, that neither KLM nor KLHC perpetrated a fraud on MRE. Despite the $2.1M counterclaimed by MRE, the arbitrator awarded $42,000 to KLHC from MRE and awarded $263,000 to MRE from KLM. These awards relate to trade payables and contract disputes and the net award has been accrued in the consolidated financial statements.

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

Note 12 - Segment Information

As of September 30, 2011, the Company manages its business and aggregates its operational and financial information in accordance with five reportable segments. The Project Development Services segment provides economic and technical feasibility studies, including feedstock testing, to third party customers. The Biofuel Products segment includes the sale of ethanol, lignin and other CBE by-products.  The Engineering Services segment provides basic engineering and design services for CBE facilities.  The Technology Licensing segment provides license and royalty revenues from the licensing of our proprietary technology.  The Biofuel Research and Development segment provides CBE facility and product research and primarily consists of the WBE facilities and related expenses.  As of September 30, 2011, only the Project Development Services, Engineering Services and Biofuel Research and Development segments had activity.

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

Financial information for the Company’s business segments was as follows (in thousands):

	As of September 30, 2011	As of December 31, 2010
Identifiable Fixed Assets:
Project development services	$458	$457
Engineering services	-	-
Biofuel research and development	8,300	8,330
Total	8,759	8,787
Accumulated depreciation	(5,546)	(5,863)
Total Identifiable Fixed Assets	$3,213	$2,924

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Project development services	$483	$698	$2,855	$818
Engineering services	5	-	203	-
Biofuel research and development	-	-	-	-
Total Revenues	$488	$698	$3,058	$818

Depreciation:
Project development services	$131	$14	$241	$46
Engineering services	-	-	-	-
Biofuel research and development	183	397	667	1,335
Total Depreciation	$314	$411	$908	$1,381

Interest Expense:
Project development services	$478	$303	$493	$347
Engineering services	-	-	-	-
Biofuel research and development	20	32	60	69
Total Interest Expense	$498	$335	$553	$416

Net Income (Loss):
Project development services	$(1,066)	$336	$(1,002)	$396
Engineering services	1	-	16	-
Biofuel research and development	(241)	(339)	(775)	(1,449)
Operating expenses and other income not allocated to business segments	(22,798)	(2,882)	(22,098)	(4,552)
Net Income (Loss):	$(24,102)	$(2,885)	$(23,859)	$(5,605)

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

The Company also issued to Add Blue 1,500,000 shares of the Company’s common stock, with a fair value of $1.10 per share for an aggregate value of $1,650,000, as of September 30, 2010 pursuant to this Collaboration Agreement. In addition, in the event that the required conditions for the payment of funds by a customer have been satisfied, the Company agreed to issue to Add Blue an additional 500,000 shares of the Company’s common stock.  As of September 30, 2011, the conditions for payment have been satisfied and therefore the Company has recorded a liability, at the dilution-adjusted fair value of $440,000 in the accompanying consolidated balance sheets.  As of September 30, 2011, no shares have been issued as there have been discussions between the Company and Add Blue regarding the possibility of waiving this obligation.

In December 2010, as provided by the Collaboration Agreement, the Company also issued 1,000,000 shares of common stock, with a fair value of $1.10 per share for an aggregate value of $1,100,000, to Add Blue for its waiver of all rights to minority ownership of a Company subsidiary to be formed in Brazil.

The Collaboration Agreement will remain in force for a period of 540 days and, upon the expiration of such term in February 2012, it will automatically renew for an additional period of 360 days unless either party gives no less than 30 days prior written notice of its intention to terminate the agreement. For the three and nine months ended September 30, 2011, $200,000 and $840,000 of expense, respectively, related to the acquisition of licensing rights, has been included in the consolidated statements of operations.

Effective March 8, 2010, the Company entered into a consulting agreement with Add Blue for the provision of certain executive services. Pursuant to this agreement, the services of CEO and President of the Company and its subsidiaries are to be performed by Peter Gross. An initial payment of $24,000 was paid to add blue Consultoria Ltda. on March 31, 2010, and thereafter the monthly fee was to be $16,000. The consulting agreement may be terminated upon 90 days’ notice by either party. This agreement was subsequently amended, as part of the Collaboration Agreement between the Company and Add Blue, to change the monthly fee to $20,000 per month. It is anticipated that a substantial portion of Mr. Gross’ services will be performed from his Brazilian office. During the three and nine months ended September 30, 2011, fees paid to Add Blue for executive services were approximately $60,000 and $180,000, respectively.  During the three and nine months ended September 30, 2010, fees paid to Add Blue for executive services were approximately $40,000 and $165,000, respectively.

KL Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Related Parties (continued)

Other Related Party Agreements

Pursuant to its agreement with the Company, Pelly Management, Inc. provided financial advisor services and did not receive any fees for the three and nine months ended September 30, 2011.  Pelly Management received fees of  $75,000 and $410,000 for the three and nine months ended September 30, 2010, respectively.

In February 2009 and April 2009, the Company entered into a consulting contract with Thomas Schueller, for the position of Executive Chairman of the Board (and who resigned In March 2011 as Chairman but remained a Director), and Thomas Bolan, for the position of Chief Financial Officer, respectively. In July 2009, the Company also entered into a consulting services contract with Alan Rae, a Director (who was appointed as Chairman of the Board in March 2011). During the three and nine months ended September 30, 2011, fees paid to Messrs. Schueller, Bolan and Rae were approximately $42,000 and $109,000, $44,000 and $113,000, and $56,000 and $126,000, respectively. During the three and nine months ended September 30, 2010, fees paid to Messrs. Schueller, Bolan and Rae were approximately $36,000 and $109,000, $40,000 and $113,000, and $42,000 and $119,000, respectively

Prior to March 2, 2010, we generally had not compensated Directors for their service as directors. On March 2, 2010, the Board of Directors approved a Director’s fee of $18,000 per annum that could be awarded to all serving Non-Executive and Non-Consulting directors. As of the date of this report, Alain Vignon is the only Non-Executive, Non-Consulting director that has so far been awarded this fee and $54,000 has been accrued for his services from his appointment in October 2008 through September 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

Historically, we have provided engineering, design, construction, operating and ethanol marketing services, for first generation grain based ethanol (“1st Gen” or “GBE”) and this experience has given our Company a significant advantage in the development and future operations of 2nd Gen facilities.  Our focus is now on developing proprietary second generation ethanol production process technologies (“2nd Gen”), licensing this proprietary technology and providing project development and engineering services for cellulose based ethanol ("CBE") 2nd Gen integrated facilities to third-parties seeking to participate in the renewable energy and advanced biofuel markets.

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

Business Strategies

During the next twelve months, we plan to continue to optimize our technology and work with our partners to design the first commercial CBE facility. We intend to license our technology and contract our design engineering to third parties. We will focus on developing cellulosic ethanol projects integrated into existing industries, like sugarcane and pulp and paper mills. Key elements of our business strategy are:

☐ Developing and supplying the technologies for commercial production of cellulosic ethanol from certain biomass feedstocks like sugarcane bagasse, eucalyptus and other hard and soft wood residues.  The design and production strategy involves developing scalable facilities preferably with integrated Combined Heat and Power (CHP) and Bio-Lignin production, based on available feedstock supplies and providing a commercially viable alternative for local energy and economic needs.

☐ Developing national and international strategic partnerships and strategic alliances.  We intend to develop our projects together with partners that will help accelerate the commercialization of our cellulosic technology and expand our global market presence.  These strategic partners and alliances will be important in accelerating the commercialization of our process technologies.

The Company has entered into a memorandum of understanding with Suzano Papel e Celulose S.A. (“Suzano”), a Brazilian corporation that is the second largest producer of eucalyptus pulp in the world, to conduct joint R&D, jointly design, build and operate a pilot plant in Brazil and to license KL's technology to Suzano for the construction of commercial facilities integrated into Suzano’s pulp and paper mills in Brazil. As a result of a significant portion of the Company’s resources focusing on the Petrobras project, it is expected that the Suzano joint development effort will not commence earlier than the fourth quarter of 2011.

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

None.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life of each award and risk-free interest rates. We use a historical volatility rate on our stock options. The fair value of our common stock is based on recent private placement transactions by the Company, as of the date of the grant, which have been at $1.10 per share. Because its stock is not actively traded, the Company believes that values for our common stock, as reported on the OTC Bulletin Board prior to the Company’s stock being deleted in March 2010 and particularly at September 30, 2011, are not indicative of the market value of the business. If there are any modifications or cancellations of the underlying securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, directors and consultants, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants.

Hybrid Financial Instruments and Warrants

The Company accounts for hybrid financial instruments (convertible notes with embedded derivative features such as conversion options and down-round protection) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. Changes in the fair value in subsequent periods are recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and as derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Notes 4 and 5 to the consolidated financial statements.

Liquidity and Capital Resources

We had approximately $970,000 of cash and cash equivalents, approximately $153,000 in raw material inventories (primarily related to the Petrobras project), approximately $301,000 in prepaid insurance and Petrobras project expenses at September 30, 2011. Our total current assets at September 30, 2011 were approximately $1,427,000. As of that date, we also had non-current assets, consisting of net property, plant and equipment and an asset held for sale, aggregating approximately $3,507,000. Our total assets as of September 30, 2011 were approximately $4,934,000.

During the first quarter of 2011, we received an additional $200,000 in proceeds from secured convertible debt to fund operating activities and allow our borrowing commitments to remain current. In July 2011, the Company refinanced the $6.5 million of convertible debt issued in November 2010 and raised $2.75 million in additional working capital through the issuance of convertible debt. All of this convertible debt matures on March 31, 2012.  The Company expects to rely on funds raised from this recent private placement, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward. While we continue to seek additional financing, there are currently no specific arrangements for any external financing of debt or equity and we are not certain whether any such financing would be available on terms acceptable to us, if at all.

We estimate that our average monthly cash expenses, excluding costs related to the Petrobras projects, will continue to be approximately $370,000 per month or $4.4 million over the next twelve months. Such costs currently consist of approximately 29% in personnel wages and benefits, approximately 12% in legal, audit, fund-raising and travel expenses, approximately 8% in debt payments and the remainder, net of feedstock testing income, is primarily for WBE plant operations and laboratory expenses. We believe that cash on hand and the recent borrowings, other firm commitments, and continuing discussions with existing as well as new interested investors, will adequately provide for the operating activities of the Company for the remainder of calendar 2011.

In their report dated March 17, 2011, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Line of Credit; Loans

We are a guarantor for, and making payments with respect on, a note payable by WBE to Security National Bank which had a balance of approximately $1,174,000 at September 30, 2011. Pursuant to an amendment executed during the first quarter of 2011, monthly principal and interest payments of $17,560 are due to be made from March 2011 until the maturity date of March 2012, which represents a maturity date extension of an additional year based on the Company’s compliance with the note terms. Additional extensions are available based on continued compliance with payment terms. This note bears interest at 6.5% and is secured by substantially all of the assets of WBE and guaranteed by certain WBE members and the Company.

The Company has a subordinated unsecured note payable to a current shareholder and former officer of the Company totaling approximately $347,000 and $427,000 at September 30, 2011 and December 31, 2010, respectively. This note was originally a $600,000 loan to the former officer by First National Bank (“FNB”), has an interest rate of 5% which is paid quarterly, was unsecured and did not have a specified due date. In February 2009, the note was modified to require principal payments of $10,000 per month, beginning September 2009, over a 60 month term. In addition, when the Company receives additional equity financing, we are obligated to pay 5% of such proceeds towards principal payments on this note. The principal payments are scheduled to be $40,000 in the last three months of 2011, $120,000 in calendar 2012 and 2013, and approximately $67,000 in calendar 2014. Effective January 28, 2010, the Company assumed the former officer’s loan payment obligations under this note and, as such, makes principal and interest payments directly to FNB. As security for our obligations under this note, we granted to the lender a security interest in our current and future accounts receivable. As of September 30, 2011 and December 31, 2010, this entire obligation is included in current maturities of subordinated debt-related party in the consolidated balance sheets due to additional equity financings received by the Company.

The Company had total current liabilities of approximately $6,265,000 at September 30, 2011, which included convertible promissory notes payable of approximately $470,000, current maturities of long-term debt of approximately $1,211,000 and current maturities of subordinated debt – related party of approximately $347,000, accounts payable of approximately $1,993,000, payables to related parties of approximately $731,000 (of which $640,000 was payable to Add Blue), billings in excess of costs and estimated earnings on uncompleted contracts of approximately $397,000, deferred revenue of approximately $93,000 (primarily related to the feedstock testing projects), accrued payroll of approximately $70,000 and other liabilities of approximately $531,000 (primarily legal and audit fees of approximately $70,000, arbitration settlement accruals of $220,000, other professional fees of approximately $9,000, and accruals for Petrobras project and other operating costs of approximately $232,000) as well as current liabilities of discontinued operations of approximately $421,000 (the settlement of which is dependent on the resolution of several litigation issues).

We had total long-term liabilities of approximately $17,000 at September 30, 2011 which represents long-term debt related to equipment financing. Our total liabilities were approximately $6,282,000 as of September 30, 2011.

We have provided substantial funding for WBE, a 64%-owned subsidiary, relating to the demonstration of our cellulosic technology. As of September 30, 2011, WBE owed us approximately $12,025,000 pursuant to a senior secured note that includes the Company’s payments on WBE’s Security National Bank loan which had an original amount of approximately $1,985,000 and a balance of approximately $1,174,000 as of September 30, 2011. There is currently no specific repayment schedule for these debts owed to the Company by WBE.

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

During the period from our inception to September 30, 2011, we have incurred significant net losses. At September 30, 2011 and December 31, 2010, we had negative working capital (i.e. current assets less current liabilities) of approximately $4.8 million and $12.7 million, respectively. Total liabilities exceeded total assets by approximately $1.3 million and $16.8 million at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, our operating activities used a net of approximately $3,471,000 of cash. This reflected a net loss of approximately $24.5 million, a non-cash gain on fair value of debt instruments of approximately $982,000, non-cash derivative income of approximately $2,051,000 an increase in receivables of approximately $3,000 and a decrease in Petrobras project related deferred income of approximately $1,742,000 and accrued payroll and other liabilities (approximately $143,000). These were largely offset by depreciation expense of approximately $908,000, losses on sale of fixed assets of approximately $39,000, stock based compensation expense of approximately $31,000, a debt extinguishment loss of approximately $21.7 million, amortization of debt issuance costs of approximately $470,000. decreases in restricted cash (approximately $1,345,000 related to the Petrobras projects), inventories (approximately $146,000) and prepaid expenses (approximately $99,000) as well as increases in accounts payable and payables to related parties (approximately $985,000) and billings in excess of costs and estimated earnings on uncompleted contracts (approximately $197,000 related to the Petrobras project).

During the nine months ended September 30, 2010, our operating activities used a net of approximately $1.9 million of cash. This reflected a net loss of approximately $6.5 million from operations, increases in trade receivables ($43,000), inventories (approximately $40,000) and decreases in accounts payable and payables to related parties (approximately $42,000) and accrued payroll and other liabilities (approximately $368,000).  These were largely offset by depreciation (approximately $1,381,000), stock compensation ($161,000), issuance of stock for licensing rights of $1,650,000, debt discount amortization of approximately $294,000 and an increase in Petrobras project related deferred income of approximately $1,538,000.

Net Cash from Continuing Operations - Investing Activities

Net cash used in investing activities was approximately $1,530,000 and $234,000 for the nine months ended September 30, 2011 and 2010, respectively. These funds were primarily used for the purchase of equipment for the WBE facility.

Net Cash from Continuing Operations – Financing Activities

Net cash provided by our financing activities was approximately $2,464,000 for the nine months ended September 30, 2011. During this period, we received approximately $2,950,000 in proceeds from convertible debt offset by approximately $266,000 of net payments on long-term debt and subordinated related party debt and the payment of interest on convertible debt of approximately $220,000.

Net cash provided by our financing activities was approximately $4,014,000  for the nine months ended September 30, 2010. During this period, we received $3,350,000 and $1,500,000 in gross proceeds from the private placement of common stock and convertible debt, respectively, offset by $335,000 in legal, professional and placement fees and approximately $426,000 of net reductions in short-term borrowings and long-term debt.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenue

The Company recorded approximately $483,000and $698,000 in revenue for the three months ended September 30, 2011 and 2010, respectively. This decrease in revenue is primarily attributable to the Petrobras sugarcane bagasse and engineering design projects.

Project Development Services Expenses

The company recorded approximately $1,549,000 and $363,000 of project development services costs for the three months ended September 30, 2011 and 2010, respectively.  This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $4,000 and $0 of engineering services costs for the three months ended September 30, 2011 and 2010, respectively.  This increase is primarily attributable to the Petrobras engineering design project.

General and Administrative Expenses

General and administrative expenses of approximately $420,000 for the three months ended September 30, 2011 compared to $396,000 for the three months ended September 30, 2010, an increase of approximately $24,000 or approximately 6%. This increase was primarily attributable to the reversal of $300,000 of accruals for estimated services from Niton in the third quarter of 2010 and higher travel costs of approximately $19,000 offset by lower personnel costs of approximately $88,000, lower legal fees of approximately $217,000 and several other overhead expenses with a net increase of approximately $10,000.

Research and Development Expenses

Research and development expenses of approximately $408,000 for the three months ended September 30, 2011 compared to approximately $651,000 for the three months ended September 30, 2010, a decrease of approximately $243,000 or 37%. This significant decrease is primarily attributable to approximately $668,000 of costs transferred to project development services expense, to reflect the use of technical staff on the Petrobras project, and lower WBE depreciation of $212,000 due to fully depreciated assets offset by increased personnel costs of approximately $80,000, higher equipment repair and rental costs of approximately $272,000, increased utility costs of approximately $107,000, higher operating supplies of $55,000, lower costs transferred to engineering services expense of $49,000 and several other research and development expenses with a net increase of approximately $74,000.  .

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“add blue”) for the acquisition of the Company’s technology licensing rights obtained by add blue in previous agreements. Licensing rights acquisition expenses for the three months ended September 30, 2011 and 2010 were approximately $200,000 and $2,154,000, respectively.

Other Income (Expense), Net

Other income (net) was approximately $22,277,000 for the three months ended September 30, 2011 and was comprised of approximately $21,735,000 in debt extinguishment losses related to the cancellation of convertible promissory notes issued in November 2010, approximately $470,000 in debt discount amortization  related to the issuance of convertible promissory notes in July 2011, approximately $28,000 in other debt interest expense, a loss of approximately $41,000 from the write-off of leasehold improvements and approximately $3,000 in other interest expense .

Other expense (net) was approximately $332,000 for the three months ended September 30, 2010 and was comprised of approximately $296,000 of debt discount amortization, related to the convertible promissory notes issued in November 2010 and approximately $40,000 in other debt interest expense  offset by approximately $4,000 in net interest income.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Revenue

The Company recorded approximately $3,058,000 in revenue for the nine months ended September 30, 2011 compared to $818,000 of for the nine months ended September 30, 2010. This significant improvement is primarily attributable to the increase of approximately $2,376,000 in Petrobras sugarcane bagasse and engineering design project revenue offset by a decrease of approximately $79,000 in feedstock testing revenue.

Project Development Services Expenses

The company recorded approximately $3,857,000 of project development services costs for the nine months ended September 30, 2011, compared to $423,000 of these costs in the prior year. This increase is primarily attributable to the Petrobras sugarcane bagasse project.

Engineering Services Expenses

The company recorded approximately $203,000 of engineering services costs for the nine months ended September 30, 2011, compared to approximately $0 in the prior year. This increase is primarily attributable to higher Petrobras engineering design project costs.

General and Administrative Expenses

General and administrative expenses of approximately $1,942,000 for the nine months ended September 30, 2011 compared to $2,033,000 for the nine months ended September 30, 2010, a decrease of approximately $91,000 or 4%. This slight net increase was primarily attributable to lower net personnel costs of approximately $91,000 (the majority of which was included in project development services), lower stock compensation costs of approximately $100,000, reduced advertising of approximately $61,000 offset by higher legal fees of approximately $138,000, higher consulting fees of approximately $10,000 (with the increase of approximately $95,000 in outside services substantially offset by the absence of approximately $85,000 in private placement fees), increased a travel of approximately $77,000 and other administrative expenses of approximately $14,000.

Research and Development Expenses

Research and development expense of approximately $1,424,000 for the nine months ended September 30, 2011 compared to approximately $2,316,000 for the nine months ended September 30, 2010, a decrease of approximately $892,000 or 39%. This significant decrease is primarily attributable to approximately $1,108,000 of operating expenses transferred to project development services expenses (the Petrobras project) and lower WBE depreciation of $666,000 due to fully depreciated assets more than offsetting increases in equipment maintenance and repair expenses (approximately $432,000), utilities (approximately $218,000), supplies (approximately $121,000),  personnel costs (approximately $12,000), and outside services and other operating expenses (approximately $99,000). .

Acquisition of Licensing Rights

Pursuant to the Master Collaboration Agreement, dated August 30, 2010 and as amended, the Company agreed to issue shares of common stock and cash, over a period of approximately eight months, to add blue Consultoria, Ltda. (“Add Blue”) for the acquisition of the Company’s technology licensing rights obtained by Add Blue in previous agreements. Acquisition of licensing rights expense for the nine months ended September 30, 2011 is $840,000, including $440,000 related to an obligation, met in the first quarter of 2011, to issue 500,000 shares of KL common stock to Add Blue which may be waived,   compared to approximately $2,154,000 of such expenses in the nine months ended September 30, 2010 since the agreement with Add Blue was not in effect until August 2010.

Other Income (Expense), Net

Other expense (net) was approximately $19,308,000 for the nine months ended September 30, 2011 and was comprised of $21,735,000 in debt extinguishment losses related to the replacement of convertible promissory notes issued in November 2010, approximately $470,000 in debt discount amortization  related to the issuance of convertible promissory notes in July 2011, an unrealized gain of approximately $982,000 on the fair value of convertible promissory notes, derivative income of approximately $2,051,000 related to warrants, approximately $83,000 in other debt interest expense, a loss of approximately $41,000 from the write-off of leasehold improvements and approximately $12,000 in other net interest expense .

Other expense (net) was approximately $395,000 for the nine months ended September 30, 2010 and was comprised of approximately $343,000 of debt discount amortization, related to the convertible promissory notes issued in November 2010 and approximately $73,000 in other debt interest expense offset by approximately $22,000 in miscellaneous income.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2010. Material weaknesses in our disclosure controls and procedures were first identified by our independent audit firm during its audit procedures in mid-2008 as the Company prepared for its reverse merger.

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

Changes in Internal Control Over Financial Reporting

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported in our Form 10-Q for the quarterly period ended June 30, 2011, on July 15, 2011, a lawsuit was brought against the Company and its former CEO in the District Court of Douglas County, Nebraska. The plaintiff, Midwest Renewable Energy LLC (“MRE”), alleges, among other things, that the Company owes MRE $1.2 million for construction work performed by Midwest Mechanical Contractors, Inc. (”MMC”) on the WBE plant. It is also alleged that the Company’s former CEO, who was also the CEO of MRE at the time of the construction work, stated that MRE would assume WBE’s liability to MMC. A construction lien filed in 2007 by MMC on MRE includes this amount. The Company believes this claim lacks merit and any losses that might ultimately be incurred by the Company cannot be reasonably estimated. The Company plans to vigorously defend its position.

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

November 14, 2011	By:	/s/ THOMAS J. BOLAN
Thomas J. Bolan,
Chief Financial Officer
(Principal Financial Officer
and duly authorized signatory)